Form 10-Q
period 1994-01-02
FAIRCHILD INDUSTRIES INC /DE/
filed 1994-02-10
CIK 34257

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                   FORM 10-Q
                             --------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 2, 1994

                        Commission File Number:  1-3102


                          FAIRCHILD INDUSTRIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                   52-0579835
- -------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

                   Washington Dulles International Airport
                    300 West Service Road, P.O. Box 10803
                         Chantilly, Virginia 22021
                   ----------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                (703) 478-5800
             ----------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes  X  No
                                                          ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                         Outstanding at
Class                                    January 2, 1994
- -----                                   -----------------
Common Stock, $.01 par value               14,000,000

          FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES*

                                    INDEX

PART I.     FINANCIAL INFORMATION                                      Page

            Item 1.    Financial Statements

                       Condensed Consolidated Balance Sheets
                       as of January 2, 1994 (Unaudited) and
                       June 30, 1993                                     3

                       Consolidated Statements of Earnings
                       for the Three and Six Months Ended
                       January 2, 1994 and December 27,
                       1992 (Unaudited)                                  5

                       Condensed Consolidated Statements of
                       Cash Flows for the Six Months Ended
                       January 2, 1994 and December 27, 1992
                       (Unaudited)                                       6

                       Notes to Consolidated Financial
                       Statements (Unaudited)                            7


            Item 2.    Management's Discussion and Analysis
                       of Results of Operations and Financial
                       Condition                                        12


PART II.    OTHER INFORMATION

            Item 1.    Legal Proceedings


            Item 6.    Exhibits and Reports on Form 8-K


*For purposes of Part I of this Form 10-Q, the term "Company" means Fairchild Industries, Inc., and its subsidiaries, unless otherwise indicated. For purposes of Part II, the term "Company" means Fairchild Industries, Inc. unless otherwise indicated.

                       PART 1.  FINANCIAL INFORMATION
                       ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                              January 2,       June 30,
ASSETS                                           1994            1993
- ------                                       -------------   ------------
                                              (Unaudited)         (*)
Current Assets:
Cash and cash equivalents....................  $  4,785        $    --
Accounts receivable-trade, less allowances
  of $1,664 and $1,746.......................    65,671           63,767
Inventories:
   Finished goods............................    47,120           51,776
   Work-in-process...........................    24,821           30,766
   Raw materials.............................     8,748            8,987
                                                -------          -------
                                                 80,689           91,529

Prepaid expenses and other current assets....    17,988           22,698
                                                -------          -------
Total Current Assets.........................   169,133          177,994

Property, plant and equipment, net of
  accumulated depreciation of $70,771 and
  $62,639....................................   168,160          176,869

Net assets held for sale.....................    29,604           27,808
Cost in excess of net assets acquired,
  (Goodwill) less accumulated amortization of
  $26,626 and $24,149........................   201,808          208,689
Prepaid pension assets.......................    18,935           15,837
Other assets.................................    29,151           32,813
                                                -------          -------
Total Assets.................................  $616,791         $640,010
                                                =======          =======


*Condensed from audited financial statements.



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
                                              January 2,       June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY             1994            1993
- ------------------------------------         ------------    ------------
                                              (Unaudited)        (*)
Current Liabilities:
Bank notes payable and current
  maturities of long-term debt...........     $ 12,152         $ 50,437
Accounts payable.........................       26,606           28,826
Due to affiliated companies..............       44,766            2,748
Other accrued liabilities................       61,473           63,704
                                               -------          -------
Total Current Liabilities................      144,997          145,715

Long-term debt, less current maturities..      228,826          232,929
Other long-term liabilities..............       16,792           15,733
Retiree health care liabilities..........       49,758           49,035
Noncurrent income taxes..................       26,353           23,950
                                               -------          -------
Total Liabilities........................      466,726          467,362

Redeemable Preferred Stock: $3.60
  Cumulative Series A Convertible
  Preferred Stock, without par value,
  424,701 shares authorized, issued
  and outstanding at redemption value
  of $45.00 per share....................       19,112           19,112

Stockholders' Equity:
Series B Preferred Stock, without par
  value, 3,000 shares authorized, 2,025
  and 1,976 issued and outstanding;
  liquidation value of $100,000 per share      202,500          197,600

Series C Cumulative Preferred Stock,
  without par value, 558,360 shares
  authorized, issued and outstanding;
  liquidation value of $45.00 per share..       24,015           24,015

Common stock, par value of $.01 per
  share, 14,000,000 shares authorized,
  issued, and outstanding................          140              140
Paid-in capital..........................        2,390            2,230
Accumulated deficit......................      (98,711)         (73,115)
Cumulative translation adjustment........          619            2,666
                                               -------          -------
Total Stockholders' Equity...............      130,953          153,536
                                               -------          -------
Total Liabilities and Stockholders'
  equity.................................     $616,791         $640,010
                                               =======          =======


*Condensed from audited financial statements.


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)
                                           Three Months Ended         Six Months Ended
(In thousands)                          January 2,  December 27,  January 2,  December 27,
                                           1994        1992          1994        1992
                                        ----------  -----------   ----------  -----------
Revenue:
   Sales..............................   $105,392    $116,548      $211,742     $234,648
   Other income - net.................         79       1,627           218        3,081
                                          -------     -------       -------      -------
                                          105,471     118,175       211,960      237,729
Costs and Expenses:
   Cost of sales......................     81,030      86,895       165,878      173,078
   Selling, general & administrative..     16,983      18,399        34,944       37,344
   Research and development...........        585         905         1,291        1,825
   Amortization of goodwill...........      1,465       1,460         2,969        2,903
   Restructuring......................      9,903       1,500         9,903        1,500
                                          -------     -------       -------      -------
                                          109,966     109,159       214,985      216,650

Operating income (loss)...............     (4,495)      9,016        (3,025)      21,079

Interest expense......................      4,949       6,954        14,167       14,356
Interest income.......................        (84)       (238)         (179)        (459)
                                          -------     -------       -------      -------
Net interest expense..................      4,865       6,716        13,988       13,897

Investment income - net...............      1,900         --          2,800         --
Equity in earnings of affiliates......        141         100           280          246
Minority interest.....................         10         (51)           (2)        (189)
                                          -------     -------       -------      -------
Earnings (loss) from continuing
  operations before taxes.............     (7,309)      2,349       (13,935)       7,239

Income tax (benefit) provision........     (1,018)      1,058        (2,879)       3,258
                                          -------     -------       -------      -------
Earnings (loss) from continuing
  operations..........................     (6,291)      1,291       (11,056)       3,981
Extraordinary items - net.............       --            23          --           (810)
Cumulative effect of change in
  accounting for postretirement
  benefits............................       --          --            (252)        --
Cumulative effect of change in
  accounting for income taxes.........       --          --         (11,486)        --
                                          -------     -------       -------      -------
Net earnings (loss)...................     (6,291)      1,314       (22,794)       3,171

Series A Preferred Dividends..........        382         567           764          949
Series C Preferred Dividends..........        594         593         1,187          973
                                          -------     -------       -------      -------
Net earnings (loss) after Preferred
   Dividends..........................   $ (7,267)   $    154      $(24,745)    $  1,249
                                          =======     =======       =======      =======
Dividend to RHI Holdings, Inc. (parent)  $   --      $ 30,000      $   --       $ 50,000
                                          =======     =======       =======      =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
(In thousands)
                                                    Six Months Ended
                                                January 2,    December 27,
                                                  1994            1992
                                              ------------    ------------
Cash provided by (used for)
  Operations:
    Net earnings (loss).....................    $(22,794)       $  3,171
    Depreciation and amortization...........      15,830          13,998
    Accretion of discount on long-term
      liabilities...........................       1,560           2,014
    Adjustments for other non-cash charges..      19,510           2,499
    Adjustments for non-cash credits........        (280)           (246)
    Loss (gain) on sale of fixed assets.....         347             (72)
    Changes in assets and liabilities.......      (3,036)          5,513
                                                 -------         -------
    Cash provided by operations.............      11,137          26,877

  Investments:
    Capital expenditures....................      (5,620)         (5,806)
    Other - net.............................      (1,653)           (244)
                                                 -------         -------
    Cash used for investments...............      (7,273)         (6,050)

  Financing:
    Issuance of debt........................      89,920         129,139
    Debt repayments - net...................     (90,293)        (98,277)
    Issuance of Series B preferred stock....       4,000           5,000
    Issuance of Series C preferred stock....         --           24,354
    Exchange of Series A preferred stock....         --          (25,126)
    Dividends...............................      (1,951)        (51,831)
    Other - net.............................         144            --
                                                 -------         -------
    Cash provided by (used for) financing...       1,820         (16,741)

Effect of exchange rate changes on cash.....        (899)         (1,028)
Net increase in cash........................       4,785           3,058
Cash, beginning of period...................         --            5,015
                                                 -------         -------
Cash, end of period.........................    $  4,785        $  8,073
                                                 =======         =======




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Financial Statements

     The consolidated balance sheet as of January 2, 1994, and the consolidated statements of earnings and cash flows for the six months ended January 2, 1994 and December 27, 1992, have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 2, 1994, and for all periods presented have been made. The balance sheet at June 30, 1993, was condensed from audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1993, Form 10-K. The results of operations for the period ended January 2, 1994 are not necessarily indicative of the operating results for the full year. Certain amounts in prior years' quarterly financial statements have been reclassified to conform to the current presentation.

Note 2 - Acquisitions

     Within the last few years, Fairchild Communications Services Company ("Fairchild Communications"), a partnership whose partners are indirect subsidiaries of the Company, has completed the acquisition of several small companies involved in the sale of telecommunications services and equipment to tenants in commercial office buildings. In the third quarter of Fiscal 1993, Fairchild Communications acquired all the telecommunication assets of Office Networks, Inc., for approximately $7,300,000.

Note 3 - Net Assets Held for Sale

     Property, plant and equipment, for which sale is expected to be completed within one year, is included in net assets held for sale. Sales from a division included in net assets held for sale, and not included in results of operations, were $7,579,000 for the six months ended January 2, 1994. The impact of this division's earnings was immaterial.

     Net assets held for sale are recorded at estimated net realizable values which reflect anticipated sales proceeds, operating results to the expected date of sale and other carrying costs to be incurred during the holding period. Interest is not allocated to net assets held for sale.

Note 4 - Credit Agreement Amendment

     The Company's Credit Agreement requires the Company to comply with certain financial covenants, including achieving cumulative earnings before interest, taxes, depreciation and amortization, ("EBITDA Covenant"), and maintaining certain coverage ratios. The Credit Agreement was amended to relax the EBITDA Covenant to permit compliance as of October 3, 1993 despite the decline in the earnings of the Company's Aerospace Fasteners segment. To comply with the minimum EBITDA covenant requirements (as amended and defined) the Company's subsidiary, VSI Corporation ("VSI"), must earn for the cumulative total of the trailing four quarters EBITDA as follows:
$62,000,000 for the third quarter of Fiscal 1994, $67,000,000 for the fourth quarter of Fiscal 1994, $73,600,000 for the first quarter of Fiscal 1995 and $75,360,000 for the second quarter of Fiscal 1995. VSI's ability to meet the EBITDA covenant in Fiscal 1994 is uncertain and there can be no assurance that the Company will be able to comply with the financial covenants in the future. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the Credit Agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line.

Note 5 - Post Retirement Benefits

     Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 ("FASB 106"), "Accounting for Postretirement Benefits Other Than Pensions". This new standard requires that the expected cost of postretirement benefits be accrued and charged to expense during the years the employees render the service. This is a significant change from the Company's previous policy of expensing these costs for active employees when paid.

     The Company elected the immediate recognition method of adoption of FASB
106. The unamortized portion of the overstated liability for discontinued operations substantially offset the transition obligation for active employees and retirees of continuing operations, and the charge to net earnings from the cumulative effect of this accounting change was $252,000. As a result of the reduction in the liability for discontinued operations, interest expense accrued on this liability will be lower in future years by approximately $1,500,000 compared to prior years. However, the adoption of FASB 106 will cause the postretirement medical expense for continuing operations to increase by approximately $1,100,000 per year.

Note 6 - Income Taxes

     Effective July 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards No. 109 ("FASB 109"), "Accounting for Income Taxes".

     Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of FASB 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

     As permitted under FASB 109, prior years' financial statements have not been restated. The Company elected the immediate recognition method and recorded a $11,486,000 charge representing the prior years' cumulative effect. This charge represents deferred taxes that had to be recorded related primarily to fixed assets, prepaid pension expense, and inventory differences.

Note 7 - Redeemable Preferred Stock

     The Company's Series A Preferred Stock has a mandatory redemption value of $45.00 per share and an annual dividend requirement of $3.60 per share. There were 424,701 shares of Series A Preferred Stock authorized, issued and outstanding at January 2, 1994 and June 30, 1993.

Note 8 - Commitments and Contingencies

Lease Guaranties
- ----------------
     In connection with the sale of Metro Credit Corporation, the Company remained contingently liable as a guarantor of the payment and performance of obligations of third party lessees under aircraft leases, which call for aggregate annual base lease payments of approximately $3,454,000 in 1994, and approximately $13,124,000 over the remaining 5-year guaranty period. In each case, the Company has been indemnified by the purchasers and lessees from any losses related to such guaranties.

Government Claims
- -----------------

     In 1989, the Company learned through its own quality assurance procedures, and voluntarily disclosed to its customers and the Department of Defense, that certain units of VSI had not performed certain production lot tests mentioned in the military specifications for some limited product lines. As a result, VSI is subject to an ongoing investigation, in which the Company is cooperating, by the Inspector General of the Department of Defense (the "IG") relating to these tests. The Company does not believe that VSI's level of testing resulted in shipment of unsafe products or that purchasers were otherwise damaged, and the government subsequently reduced certain of the test requirements. The government and the Company haved reached an agreement in principle to settle this matter for $330,000.

     VSI has agreed to plead guilty to a two-count Information under which it would pay a fine of $230,000, upon acceptance of the plea by a federal court in the Western District of Washington. The Information alleges that VSI conspired (i) to submit non-competitive bids for certain contracts for a single class of aluminum fast rivets, in violation of Section 1 of the Sherman Act, and (ii) to impede a legitimate function of the Internal Revenue Service.

     Following an investigation by the Inspector General of NASA, the civil division of the United States Department of Justice alleged improprieties in years 1982 and 1984 through 1986 in indirect costs rates and labor charging practices for a former subsidiary of the Company. The Company entered into settlement discussions with the Department of Justice to attempt to resolve these claims and has reached an agreement in principle with the government to settle this matter for $5,000,000, payable in six equal semi-annual installments, with interest at 6.0% per year. The unpaid balance will likely be collateralized by certain excess real estate. If the settlement is not consummated, the government may initiate suit under the False Claims Act, seeking treble damages and penalties, and under the Truth in Negotiations Act, seeking a price reduction on certain contracts and subcontracts.

     The Corporate Administrative Contracting Officer (the "ACO"), based upon the advice of the United States Defense Contract Audit Agency has made a determination that FII did not comply with Cost Accounting Standards in accounting for (i) the 1985 reversion to FII of certain assets of terminated defined benefit pension plans and (ii) pension costs upon the closing of segments of the Company's business. The ACO has directed FII to prepare cost impact proposals relating to such plan terminations and segment closings and, following receipt of such cost impact proposals, may seek adjustments to contract prices, in amounts which the Company cannot determine. The ACO alleges that substantial amounts will be due if such adjustments are made. The Company believes it has properly accounted for the asset reversions in accordance with applicable accounting standards. The Company has entered into discussions with the government to attempt to resolve these pension accounting issues.

Environmental Matters
- ---------------------

     The Company and other aerospace fastener and industrial product manufacturers are subject to stringent Federal, state and local environmental laws and regulations concerning, among other things, the discharge of materials into the environment and the generation, handling, storage, transportation and disposal of waste and hazardous materials. To date, such laws and regulations have not had a material effect on the financial condition of the Company, although the Company has expended, and can be expected to expend in the future, significant amounts for investigation of environmental conditions and installation of environmental control facilities, remediation of environmental conditions and other similar matters, particularly in the Aerospace Fasteners segment.

     In connection with its plans to dispose of certain real estate, the Company must investigate environmental conditions and may be required to take certain corrective action prior or pursuant to any such disposition. In addition, management has identified several areas of potential contamination at or from other facilities owned, or previously owned, by the Company, that may require the Company either to take corrective action or to contribute to a clean-up. The Company is also a defendant in certain lawsuits and proceedings seeking to require the Company to pay for investigation or remediation of environmental matters and has been alleged to be a potentially responsible party at various "Superfund" sites. Management of the Company believes that it has recorded adequate reserves in its financial statements to complete such investigation and take any necessary corrective actions or make any necessary contributions. No amounts have been recorded as due from third parties including insurers, or set off against, any liability of the Company, unless such parties are contractually obligated to contribute and are not disputing such liability.

Other Matters
- -------------

     The Company is involved in various other claims and lawsuits incidental to its business, some of which involve substantial amounts. The Company either on its own or through its insurance carriers is contesting these matters.

     In the opinion of management, the ultimate resolution of the legal proceedings, including those discussed above, will not have a material adverse effect on the financial condition or the future operating results of the Company.

Note 9 - Subsequent Event

     On January 17, 1994 the Company's Chatsworth, California Aerospace Fasteners manufacturing facility suffered damage from the Southern California earthquake. While the company carries insurance for both business interruption and property damage caused by earthquakes, the policy has a five percent deductible. Once reliable estimates of the net cost of the damages are developed, they will be recorded as an unusual loss in the third quarter of Fiscal 1994.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OF
- -------------------------------------------------
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION
     ---------------------------------------------

RESULTS OF OPERATIONS

     During the first quarter of Fiscal 1994, the Company adopted Statements of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions", and No. 109, "Accounting for Income Taxes", and elected to take one-time non-cash charges totaling $11.7 million, of which $.2 million was for postretirement benefits and $11.5 million for the change in accounting for income taxes and these charges are reflected in the six month period ended January 2, 1994. The charges represent cumulative effects on prior years of the accounting changes. The effect of the changes on pretax income from continuing operations for the six months ended January 2, 1994 was not material.

     The Company currently operates in three principal business segments:
Aerospace Fasteners, Industrial Products and Communications Services. Set forth below is a comparison of the results from continuing operations of the Company for the three and six month periods ended January 2, 1994 and December 27, 1992.

(In thousands)
                                           Three Months Ended         Six Months Ended
                                        January 2,  December 27,  January 2,  December 27,
                                           1994        1992          1994        1992
                                        ----------  -----------   ----------  -----------
Sales by Business Segment

   Aerospace Fasteners................   $ 50,446    $ 62,913      $102,024    $130,069
   Industrial Products................     36,506      37,063        73,135      72,088
   Communications Services............     18,440      16,572        36,583      32,491
                                          -------     -------       -------     -------
Total.................................   $105,392    $116,548      $211,742    $234,648
                                          =======     =======       =======     =======
Operating Income (loss) by
Business Segment
   Aerospace Fasteners................   $(11,654)   $    176      $(18,031)   $  4,886
   Industrial Products................      4,366       4,711         8,938       8,728
   Communications Services............      4,114       3,649         8,045       7,123
                                          -------     -------       -------     -------
Total.................................     (3,174)      8,536        (1,048)     20,737

   Corporate administrative expense...       (954)       (815)       (1,897)     (1,729)
   Other corporate income (expense)...       (367)      1,295           (80)      2,071
                                          -------     -------       -------     -------
Operating income (loss)...............     (4,495)      9,016        (3,025)     21,079

Net interest expense..................     (4,865)     (6,716)      (13,988)    (13,897)
Investment income.....................      1,900        --           2,800        --
Equity in earnings of affiliates - net
  of minority interest................        151          49           278          57
                                          -------     -------       -------     -------
Earnings (loss) from continuing
  operations before income taxes......     (7,309)      2,349       (13,935)      7,239
Income tax (benefit) provision........     (1,018)      1,058        (2,879)      3,258
                                          -------     -------       -------     -------
Earnings (loss) from continuing
  operations..........................   $ (6,291)   $  1,291      $(11,056)   $  3,981
                                          =======     =======       =======     =======

General
- -------

     Overall sales declined by 9.6% in the second quarter and 9.8% for the six month period compared to sales for the same periods in Fiscal 1993, primarily caused by price erosion due to excess capacity in the aerospace fasteners industry and reduced order rates from commercial and military aerospace customers in the Aerospace Fasteners segment. Reduced order rates were in part due to the sluggish general economy, reductions in defense spending and reduced build rates of commercial airplane original equipment manufacturers due to conditions in the airline industry. The decline in sales at the Aerospace Fasteners segment was partially offset by sales increases at the Industrial Products and Communication Services segments in the six month period. Operating income decreased $13.5 million in the second quarter and $24.1 million for the six month period compared to operating income for the same periods in Fiscal 1993 and included a restructuring charge of $9.9 million in the Fiscal 1994 second quarter and six month periods to further implement the Aerospace restructuring plan. The Fiscal 1993 second quarter and six month period included a restructuring charge of $1.5 million. Operating income in the Industrial Products segment was down for the quarter, but was up for the six month period by 2.4%. In the Communications Services segment operating income was up for both periods of Fiscal 1994. However, in the Aerospace Fasteners segment, operating income declined $11.8 million for the quarter and $22.9 million for the six month period compared to the prior year periods. Other corporate income also decreased (see discussion below).

Aerospace Fasteners
- -------------------

     Sales in the Aerospace Fasteners segment decreased 19.8% in the second quarter and 21.6% for the six month period ended January 2, 1994, compared to the comparable Fiscal 1993 periods, primarily due to reduced order rates. Ordering activity remained at low levels both at original equipment manufacturers and in the replacement market.

     The operating income in the Aerospace Fasteners segment decreased by $11.8 million in the second quarter and $22.9 million for the six month period ended January 2, 1994 in relation to the comparable Fiscal 1993 periods. As a result of the sustained soft worldwide demand for aircraft, aircraft engines, and the resulting decline in new order rates and prices for aerospace fasteners, the Company has undertaken further restructuring actions to further downsize, reduce costs, increase quality, reduce cycle times and improve margins. These restructuring efforts include discontinuance of certain aircraft engine bolt product lines, increased cellularization of manufacturing processes, including extensive retraining of the workforce, relocation of its New Jersey operations to California and reengineering certain manufacturing processes and methods to meet increased customer quality standards.

     The Company has recorded a pretax restructuring charge of $9.9 million in the second quarter of fiscal 1994 to cover the cost of these restructuring activities, including the write down of goodwill and surplus assets related to certain aircraft engine bolt product lines, severance benefits and the nonrecurring costs associated with the cellularization and reengineering of manufacturing processes and methods.

     Depending on future demand and prices of aerospace fasteners the Company may take further restructuring actions in the future and may record additional restructuring charges to cover the cost of these activities. In addition, on January 17, 1994, the Company's Chatsworth, California Aerospace Fasteners manufacturing facility suffered damage from the Southern California earthquake. While the Company carries insurance for both business interruption and property damage caused by earthquakes, the policy has a five percent deductible. Once reliable estimates of the net cost of the damages are developed, they will be recorded as an unusual loss in the third quarter of Fiscal 1994.

     Operating income in the second quarter and six months of Fiscal 1994 was also affected by (1) reduced demand and price erosion; and (2) higher quality control costs resulting from customers' intensified quality requirements. A large customer's disapproval of the quality system at one of the Aerospace Fasteners segment's plants in the third quarter of Fiscal 1993 negatively affected sales and operating income in the first six months of fiscal 1994. The disapproval resulted in the plant being ineligible to receive new orders, delayed shipments due to on-site customer inspection of finished product, and increased quality costs. The segment has implemented a program to comply with the customer's quality requirements and the plant's quality system was requalified by the customer during the first quarter. The quality improvement program requires that the plant reinspect its inventories and modify certain manufacturing processes and quality procedures at all major facilities. This program has resulted in both one time start-up costs and increased recurring quality costs, which negatively affected the first six months of Fiscal 1994 operating results and will likely negatively impact the future profit margins of this segment.

Industrial Products
- -------------------

     Sales in the Industrial Products segment decreased 1.5% in the second quarter due to fewer shipping days in the current year quarter compared to the prior year quarter. Sales increased 1.5% for the six month period ended January 2, 1994, compared to the same period in Fiscal 1993. The increase in sales in the current six month period reflects customer response to the D-M-E Company's fast delivery programs, new products, and the improving domestic economy. Domestic demand for tooling for plastics has been strong while foreign demand has been weak, reflecting the economic conditions abroad. However, expansion into selected foreign markets is being pursued and appears to have potential.

     Operating income in the Industrial Products segment decreased 7.3% in the second quarter primarily due to lower operating margins resulting from reduced sales in the current quarter compared to the prior year quarter. Operating income increased 2.4% for the six month period ended January 2, 1994, compared to the same period in Fiscal 1993. The improved results in the first six months resulted from a higher sales volume and improved operating margins. The Industrial Products segment has implemented several cost savings steps, including overhead reduction and improved inventory management programs, which have contributed to the higher operating margins. The improvements in inventory management and delivery systems resulted in faster deliveries, reduction in inventory, and higher inventory turnover. In addition, D-M-E Company has continued to implement improved manufacturing methods that have reduced cycle time and costs.

Communications Services
- -----------------------

     Sales in the Communications Services segment increased 11.3% in the second quarter and 12.6% for the six month period ended January 2, 1994, compared to the same periods in Fiscal 1993, primarily due to the inclusion of sales from acquisitions, the addition of telecommunications franchises in new office buildings, and growth at existing sites.

     Operating income in the Communications Services segment increased 12.7% in the second quarter and 12.9% for the six month period ended January 2, 1994, compared to the same periods in Fiscal 1993, primarily due to increased sales resulting from the reasons given above and related economies of scale. Operating income as a percent of sales in the first six months of Fiscal 1994 approximated the return on sales in the comparable period of Fiscal 1993.

Other Expenses/Income
- ---------------------

     Corporate Administrative Expense - The Company's corporate staff performs work for several corporate entities including The Fairchild Corporation ("TFC"), RHI Holdings, Inc. ("RHI"), and the Company. Corporate administrative expense incurred by the Company is invoiced to RHI and to TFC on a monthly basis and represents the estimated cost of services performed on behalf of such companies by the Company. The estimated cost is based primarily on estimated hours spent by corporate employees on functions related to RHI and to TFC. Management believes that the corporate administrative expense of the Company would be higher if it operated as a separate independent entity. Corporate administrative expense increased by 17.1% in the second quarter and 9.7% for the six month period as compared to the same periods in the prior year, due to nonrecurring expense incurred for severance payouts. Excluding severance payouts, corporate administrative expense for the current six month period approximated the prior year six month period.

     Other Corporate Income - Other corporate income decreased $1.7 million in the second quarter and $2.2 million for the six month period ended January 2, 1994, primarily due to the absence of amortization of overaccrued retiree health care expense in the Fiacal 1994 periods and recording a favorable pension adjustment in the prior year periods.

     Net Interest Expense - Net interest expense decreased a net $1.9 million in the second quarter and included a $3.8 million reduction in interest expense on intercompany borrowings, which resulted from reducing the rate from 12.23% to approximate market rates since January 1, 1993. For the six month period ended January 2, 1994, net interest expense approximated the prior year period.

     Investment Income - Net - In the first six months of Fiscal 1994, the Company recorded $2.8 million of dividends realized on participating annuity contracts. No such dividends were realized in the Fiscal 1993 first half.

     Income Taxes - In the first six months of Fiscal 1994, the Company recorded a tax benefit of 20.7%. The benefit tax rate was lower than the statutory rate, largely due to the write off and amortization of goodwill which is not deductible for tax purposes.

Accounting Changes and Extraordinary Items
- ------------------------------------------

     Postretirement Benefits - Using the immediate recognition method, the charge to earnings representing the cumulative effect of this accounting change was immaterial. The unamortized portion of an overstated liability for discontinued operations substantially offset the transition obligation for active employees and retirees of continuing operations.

     Accounting for Income Taxes - The Company elected the immediate recognition method and recorded a $11.5 million charge representing the cumulative effect on prior years. This charge represents deferred taxes related primarily to fixed assets, prepaid pension expense, and inventory differences.

     Extraordinary Item - Net - The extraordinary item in Fiscal 1993 represents the write-off of $1.3 million of deferred loan fees from the portion of the term loan repaid, or $.8 million after tax.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at January 2, 1994, was $8.1 million lower than at June 30, 1993. The primary reasons for this reduction included a $10.8 million decrease in inventory and $4.7 million decrease in prepaids and other current assets resulting from lower net tax assets as a result of the adoption of FASB 109 offset partially by higher cash of $4.8 million and a $4.5 million decrease in accounts payable and accrued liabilities.

     The Company's principal sources of liquidity are cash generated from operations and borrowings under its credit agreement. As a result of certain amendments to its credit agreement, and the issuance of FII's new Senior Secured Notes due 1999, $50 million of VSI's revolving credit facility has been extended from 1994 to 1997.

     The Company also expects to generate cash from the sale of certain assets. Net assets held for sale at January 2, 1994 had a book value of $29.6 million and included two parcels of real estate in California and an 88 acre parcel of real estate located in Farmingdale, New York, which the Company plans to sell or develop, subject to the resolution of certain environmental matters and market conditions.

     The Company's principal cash requirements include debt service, capital expenditures, acquisitions, payment of other liabilities and payment of dividends on preferred stock.

     The level of the Company's capital expenditures varies from year to year, depending upon the timing of capital spending for new production equipment, periodic plant and facility expansion as well as cost reduction and labor efficiency programs. For the six month period ended January 2, 1994, capital expenditures were $5.6 million. The Company anticipates that total capital expenditures for the fiscal year ending June 30, 1994 will be approximately $16.0 million.

     During the Fiscal 1994 second quarter, goodwill was reduced by $4.0 million as a result of the restructuring charge which included a write down of goodwill related to certain aircraft engine bolt product lines which were discontinued.

     Other liabilities that require the use of cash include post-employment benefits for retirees, environmental investigation and remediation obligations, litigation settlements and related costs.

     The Company expects that cash on hand, cash generated from operations, borrowings, asset sales and the ability to refinance portions of its long-term debt will be adequate to satisfy cash requirements. If such sources are not adequate, the Company believes that additional capital resources would be available from RHI, via either new equity contributions or the assumption of certain of the Company's obligations. However, there can be no assurance that RHI would make these additional capital resources available to the Company.

     The Company's Credit Agreement requires the Company to comply with certain financial covenants, including achieving cumulative earnings before interest, taxes, depreciation and amortization, ("EBITDA Covenant"), and maintaining certain coverage ratios. The Credit Agreement was amended to relax the EBITDA Covenant to permit compliance as of October 3, 1993, despite the decline in the earnings of the Company's Aerospace Fasteners segment. To comply with the minimum EBITDA covenant requirements (as amended and defined) the Company's subsidiary, VSI Corporation ("VSI"), must earn for the cumulative total of the trailing four quarters EBITDA as follows: $62.0 million for the third quarter of Fiscal 1994, $67.0 million for the fourth quarter of Fiscal 1994, $73.6 million for the first quarter of Fiscal 1995 and $75.4 million for the second quarter of Fiscal 1995. VSI's ability to meet the EBITDA covenant in Fiscal 1994 is uncertain and there can be no assurance that the Company will be able to comply with the financial covenants in the future. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the Credit Agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line.

     Any available cash may be paid as dividends to RHI if the purpose of such dividends is to provide TFC with funds necessary to meet its debt service requirements under specified notes and debentures. All other dividends to RHI are subject to certain limitations under the Credit Agreement. As of January 2, 1994, the Company was unable to provide dividends to RHI. The Credit Agreement also restricts additional borrowings under the Credit Facilities for the payment of any dividends.

IMPACT OF FUTURE ACCOUNTING CHANGES

Accounting for Certain Investments in Debt and Equity Securities
- ----------------------------------------------------------------

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 ("FASB 115"), Accounting for Certain Investments in Debt and Equity Securities. FASB 115 provides new rules on accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company is required to implement FASB 115 as of the beginning of Fiscal 1995 or as of the end of Fiscal 1994. The Company believes the impact of implementing FASB 115 will be immaterial.

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Note 8 of Notes to Consolidated Financial Statements (Unaudited).

Item 6.  Exhibits and Reports on Form 8-K

     None.



                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                       For FAIRCHILD INDUSTRIES, INC.
                       (Registrant) and as its Chief
                       Financial Officer:



                       By:  Christopher Colavito
                            Vice President, Controller
                            and Chief Accounting Officer



                       By:  Michael T. Alcox
                            Vice President and Chief
                            Financial Officer



Date:  February 10, 1994