Form 10-Q
period 1994-04-03
FAIRCHILD INDUSTRIES INC /DE/
filed 1994-05-13
CIK 34257

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                   FORM 10-Q
                             --------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 3, 1994

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

                                                       Yes  X  No
                                                          ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                         Outstanding at
Class                                     April 3, 1994
- -----                                    --------------
Common Stock, $.01 par value               14,000,000

          FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES*

                                    INDEX

PART I.     FINANCIAL INFORMATION                                      Page

            Item 1.    Financial Statements

                       Condensed Consolidated Balance Sheets
                       as of April 3, 1994 (Unaudited) and
                       June 30, 1993                                     3

                       Consolidated Statements of Earnings
                       for the Three and Nine Months Ended
                       April 3, 1994 and March 28, 1993
                       (Unaudited)                                       5

                       Condensed Consolidated Statements of
                       Cash Flows for the Nine Months Ended
                       April 3, 1994 and March 28, 1993
                       (Unaudited)                                       6

                       Notes to Consolidated Financial
                       Statements (Unaudited)                            7


            Item 2.    Management's Discussion and Analysis
                       of Results of Operations and Financial
                       Condition                                        12


PART II.    OTHER INFORMATION

            Item 1.    Legal Proceedings                                19


            Item 6.    Exhibits and Reports on Form 8-K                 19


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

                       PART 1.  FINANCIAL INFORMATION
                       ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                April 3,       June 30,
ASSETS                                           1994            1993
- ------                                       -------------   ------------
                                              (Unaudited)         (*)
Current Assets:
Cash and cash equivalents....................  $  4,335        $    --
Accounts receivable-trade, less allowances
  of $1,952 and $1,746.......................    69,672           63,767
Inventories:
   Finished goods............................    45,612           51,776
   Work-in-process...........................    27,037           30,766
   Raw materials.............................     9,260            8,987
                                                -------          -------
                                                 81,909           91,529

Prepaid expenses and other current assets....    20,046           22,698
                                                -------          -------
Total Current Assets.........................   175,962          177,994

Property, plant and equipment, net of
  accumulated depreciation of $82,382 and
  $62,639....................................   165,602          176,869

Net assets held for sale.....................    28,402           27,808
Cost in excess of net assets acquired,
  (Goodwill) less accumulated amortization of
  $28,063 and $24,149........................   200,371          208,689
Prepaid pension assets.......................    18,553           15,837
Other assets.................................    29,885           32,813
                                                -------          -------
Total Assets.................................  $618,775         $640,010
                                                =======          =======



*Condensed from audited financial statements.



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
                                                April 3,       June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY             1994            1993
- ------------------------------------         ------------    ------------
                                              (Unaudited)        (*)
Current Liabilities:
Bank notes payable and current
  maturities of long-term debt...........     $ 11,446         $ 50,437
Accounts payable.........................       29,064           28,826
Due to affiliated companies..............       52,287            2,748
Accrued interest.........................        2,860            7,222
Other accrued liabilities................       58,216           56,482
                                               -------          -------
Total Current Liabilities................      153,873          145,715

Long-term debt, less current maturities..      225,788          232,929
Other long-term liabilities..............       15,312           15,733
Retiree health care liabilities..........       49,364           49,035
Noncurrent income taxes..................       26,532           23,950
                                               -------          -------
Total Liabilities........................      470,869          467,362

Redeemable Preferred Stock: $3.60
  Cumulative Series A Convertible
  Preferred Stock, without par value,
  424,701 shares authorized, issued
  and outstanding at redemption value
  of $45.00 per share....................       19,112           19,112

Stockholders' Equity:
Series B Preferred Stock, without par
  value, 3,000 shares authorized, 2,025
  and 1,976 issued and outstanding;
  liquidation value of $100,000 per share      202,500          197,600

Series C Cumulative Preferred Stock,
  without par value, 558,360 shares
  authorized, issued and outstanding;
  liquidation value of $45.00 per share..       24,015           24,015

Common stock, par value of $.01 per
  share, 14,000,000 shares authorized,
  issued, and outstanding................          140              140
Paid-in capital..........................        2,390            2,230
Accumulated deficit......................     (101,534)         (73,115)
Cumulative translation adjustment........        1,283            2,666
                                               -------          -------
Total Stockholders' Equity...............      128,794          153,536
                                               -------          -------
Total Liabilities and Stockholders'
  equity.................................     $618,775         $640,010
                                               =======          =======


*Condensed from audited financial statements.


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)
                                           Three Months Ended        Nine Months Ended
(In thousands)                            April 3,   March 28,      April 3,   March 28,
                                           1994        1993          1994        1993
                                        ----------  -----------   ----------  -----------
Revenue:
   Sales..............................   $112,836    $114,399      $332,157     $349,047
   Other income - net.................        485       1,231           701        4,312
                                          -------     -------       -------      -------
                                          113,321     115,630       332,858      353,359
Costs and Expenses:
   Cost of sales......................     85,698      86,790       256,182      259,868
   Selling, general & administrative..     17,641      17,967        53,851       55,311
   Research and development...........        886         825         2,923        2,650
   Amortization of goodwill...........      1,437       1,466         4,406        4,369
   Restructuring......................         --         932         9,903        2,432
   Unusual items......................      3,200          --         3,200           --
                                          -------     -------       -------      -------
                                          108,862     107,980       330,465      324,630

Operating income......................      4,459       7,650         2,393       28,729

Interest expense......................      8,299       8,344        22,466       22,700
Interest income.......................       (103)       (184)         (282)        (643)
                                          -------     -------       -------      -------
Net interest expense..................      8,196       8,160        22,184       22,057

Investment income - net...............        379         --          3,179         --
Equity in earnings of affiliates......         96         136           346          382
Minority interest.....................         18         (16)           16         (205)
                                          -------     -------       -------      -------
Earnings (loss) from continuing
  operations before taxes.............     (3,244)       (390)      (16,250)       6,849

Income tax benefit (provision)........        828        (612)        3,346       (3,870)
                                          -------     -------       -------      -------
Earnings (loss) from continuing
  operations..........................     (2,416)     (1,002)      (12,904)       2,979
Extraordinary items - net.............       --            --            --         (810)
Cumulative effect of change in
  accounting for postretirement
  benefits............................       --            --          (252)          --
Cumulative effect of change in
  accounting for income taxes.........       --            --       (11,486)          --
                                          -------     -------       -------      -------
Net earnings (loss)...................     (2,416)     (1,002)      (24,642)       2,169

Series A Preferred Dividends..........        383         382         1,147        1,331
Series C Preferred Dividends..........        593         593         1,780        1,566
                                          -------     -------       -------      -------
Net loss after Preferred Dividends....   $ (3,392)   $ (1,977)     $(27,569)    $   (728)
                                          =======     =======       =======      =======
Dividend to RHI Holdings, Inc. (parent)  $   --      $   --        $   --       $ 50,000
                                          =======     =======       =======      =======




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
(In thousands)
                                                   Nine Months Ended
                                                 April 3,       March 28,
                                                  1994            1993
                                              ------------    ------------
Cash provided by (used for)
  Operations:
    Net earnings (loss).....................    $(24,642)       $  2,169
    Depreciation and amortization...........      24,119          21,387
    Accretion of discount on long-term
      liabilities...........................       2,740           3,428
    Adjustments for other non-cash charges..      19,510           1,703
    Adjustments for non-cash credits........        (346)           (382)
    Loss on sale of fixed assets............         341             205
    Changes in assets and liabilities.......     (12,093)          6,589
                                                 -------         -------
    Cash provided by operations.............       9,629          35,099

  Investments:
    Capital expenditures....................      (9,380)         (9,139)
    Business acquisitions...................         --           (7,283)
    Other - net.............................        (235)          1,410
                                                 -------         -------
    Cash used for investments...............      (9,615)        (15,012)

  Financing:
    Issuance of debt........................      97,878         129,270
    Debt repayments - net...................     (94,471)       (102,267)
    Issuance of Series B preferred stock....       4,000           5,000
    Issuance of Series C preferred stock....         --           24,015
    Exchange of Series A preferred stock....         --          (25,126)
    Dividends...............................      (2,926)        (52,807)
    Other - net.............................         144             --
                                                 -------         -------
    Cash provided by (used for) financing...       4,625         (21,915)

Effect of exchange rate changes on cash.....        (304)         (1,567)
Net increase in cash........................       4,335          (3,395)
Cash, beginning of period...................         --            5,015
                                                 -------         -------
Cash, end of period.........................    $  4,335        $  1,620
                                                 =======         =======




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Financial Statements

     The consolidated balance sheet as of April 3, 1994, and the consolidated statements of earnings and cash flows for the nine months ended April 3, 1994 and March 28, 1993 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 3, 1994, and for all periods presented have been made. The balance sheet at June 30, 1993, was condensed from audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1993, Form 10-K. The results of operations for the period ended April 3, 1994 are not necessarily indicative of the operating results for the full year. Certain amounts in prior years' quarterly financial statements have been reclassified to conform to the current presentation.

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

Note 3 - Net Assets Held for Sale

     The Company has decided not to sell a division which previously was included in net assets held for sale. Accordingly, the Company is recording the current period's results from this division with the Company's Industrial Products Segment. Sales from the division formerly included in net assets held for sale, and not included in results of operations, were $11,487,000 for the nine months ended March 28, 1993. The impact of this division's earnings on the prior year periods was immaterial.

     Net assets held for sale at April 3, 1994 includes several parcels of real estate in California and an 88 acre parcel of real estate located in Farmingdale, New York, which the Company plans to sell or develop, subject to the resolution of certain environmental matters and market conditions.

Note 4 - Credit Agreement Amendment

     The Company's Credit Agreement requires the Company to comply with certain financial covenants, including achieving cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA Covenant"), and maintaining certain coverage ratios. The Company was in compliance with the Credit Agreement as of the end of the third quarter of Fiscal 1994.

     The Company has negotiated an amendment to the Credit Agreement (i) to accommodate the unusual loss from the January 17, 1994 Southern California earthquake, and (ii) to reduce by $5,000,000 the Company's minimum requirement under the EBITDA Covenant for the duration of the Credit Agreement. To comply with the minimum EBITDA Covenant requirement (as amended) the Company's subsidiary, VSI Corporation ("VSI"), must earn for the cumulative total of the trailing four quarters, EBITDA as follows:
$62,000,000 for the fourth quarter of Fiscal 1994, $68,600,000 for the first quarter of Fiscal 1995, $70,360,000 for the second quarter of Fiscal 1995, and $72,200,000 for the third quarter of Fiscal 1995. VSI's ability to meet the minimum requirement under the EBITDA Covenant in Fiscal 1994 is uncertain, and there can be no assurance that the Company will be able in the future to comply with the minimum requirement under the EBITDA Covenant and other financial covenants under the Credit Agreement. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the Credit Agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line.

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

     As permitted under FASB 109, prior years' financial statements have not been restated. The Company elected the immediate recognition method and recorded a $11,486,000 charge representing the prior years' cumulative effect. This charge represents deferred taxes that had to be recorded related primarily to fixed assets, prepaid pension expense, and inventory basis differences.

Note 7 - Unusual Items

     On January 17, 1994, the Company's Chatsworth, California Aerospace Fasteners manufacturing facility suffered damage from the Southern California earthquake. As a result, the Company relocated the Chatsworth manufacturing operations to its other Southern California facilities. This disruption has caused increased costs and reduced revenues in the Fiscal 1994 third quarter and will likely negatively impact the fourth quarter as well. While the company carries insurance for both business interruption and property damage caused by earthquakes, the policy has a 5% deductible. The Company has recorded an unusual pretax loss in the Fiscal 1994 third quarter for the Aerospace Fasteners segment of $3,200,000 to cover the estimated net cost of the damages and business interruption caused by the earthquake. In addition, an insurance claim of $3,500,000 has been recorded for recoverability of costs related to business interruption and property damage.

Note 8- Redeemable Preferred Stock

     The Company's Series A Preferred Stock has a mandatory redemption value of $45.00 per share and an annual dividend requirement of $3.60 per share. There were 424,701 shares of Series A Preferred Stock authorized, issued and outstanding at April 3, 1994 and June 30, 1993.

Note 9- Commitments and Contingencies

Lease Guaranties
- ----------------
     In connection with the sale of Metro Credit Corporation, the Company remained contingently liable as a guarantor of the payment and performance of obligations of third party lessees under aircraft leases, which call for aggregate annual base lease payments of approximately $3,454,000 in 1994, and approximately $12,260,000 over the remaining 5-year guaranty period. In each case, the Company has been indemnified by the purchasers and lessees from any losses related to such guaranties.

Government Claims
- -----------------

     In 1989, the Company learned through its own quality assurance procedures, and voluntarily disclosed to its customers and the Department of Defense, that certain units of VSI had not performed certain production lot tests mentioned in the military specifications for some limited product lines. The Company does not believe that VSI's level of testing resulted in shipment of unsafe products or that purchasers were otherwise damaged, and the government subsequently reduced certain of the test requirements. The government and the Company have reached an agreement in principle to settle this matter for $330,000.

     Following an investigation by the Inspector General of NASA, the civil division of the United States Department of Justice alleged improprieties in years 1982 and 1984 through 1986 in indirect cost rates and labor charging practices for a former subsidiary of the Company. The Company entered into settlement discussions with the Department of Justice to attempt to resolve these claims and has reached an agreement in principle with the government to settle this matter for $5,000,000, payable in six equal semi-annual installments, with interest at 6.0% per year. The unpaid balance will likely be collateralized by certain excess real estate. If the settlement is not consummated, the government may initiate suit under the False Claims Act, seeking treble damages and penalties, and under the Truth in Negotiations Act, seeking a price reduction on certain contracts and subcontracts.

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

     In connection with its plans to dispose of certain real estate, the Company must investigate environmental conditions and may be required to take certain corrective action prior or pursuant to any such disposition. In addition, management has identified several areas of potential contamination at or from other facilities owned, or previously owned, by the Company, that may require the Company either to take corrective action or to contribute to a clean-up. The Company is also a defendant in certain lawsuits and proceedings seeking to require the Company to pay for investigation or remediation of environmental matters and has been alleged to be a potentially responsible party at various "Superfund" sites. Management of the Company believes that it has recorded adequate reserves in its financial statements to complete such investigation and take any necessary corrective actions or make any necessary contributions. No amounts have been recorded as due from third parties including insurers, or set off against any liability of the Company, unless such parties are contractually obligated to contribute and are not disputing such liability.

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

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OF
- -------------------------------------------------
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION
     ---------------------------------------------

RESULTS OF OPERATIONS

     During the first quarter of Fiscal 1994, the Company adopted Statements of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions", and No. 109, "Accounting for Income Taxes", and elected to take one-time non-cash charges totaling $11.7 million, of which $.2 million was for postretirement benefits and $11.5 million for the change in accounting for income taxes. These charges are reflected in the nine month period ended April 3, 1994, and represent cumulative effects on prior years of the accounting changes. For the nine months ended April 3, 1994, the effect of the changes on pretax income from continuing operations was not material.

     The Company currently operates in three principal business segments:
Aerospace Fasteners, Industrial Products and Communications Services. Set forth below is a comparison of the results from continuing operations of the Company for the three and nine month periods ended April 3, 1994 and March 28, 1993.

(In thousands)
                                           Three Months Ended        Nine Months Ended
                                          April 3,   March 28,      April 3,   March 28,
                                           1994        1993          1994        1993
                                        ----------  -----------   ----------  -----------
Sales by Business Segment:
   Aerospace Fasteners................   $ 50,619    $ 60,002      $152,643    $190,071
   Industrial Products................     43,208      37,325       123,922     109,413
   Communications Services............     19,009      17,072        55,592      49,563
                                          -------     -------       -------     -------
Total.................................   $112,836    $114,399      $332,157    $349,047
                                          =======     =======       =======     =======
Operating Income (loss) by
Business Segment:
   Aerospace Fasteners................   $ (5,177)   $ (1,394)     $(23,208)   $  3,492
   Industrial Products................      6,086       5,051        15,983      13,779
   Communications Services............      4,153       3,728        12,198      10,851
                                          -------     -------       -------     -------
Total.................................      5,062       7,385         4,973      28,122

   Corporate administrative expense...       (872)       (872)       (2,769)     (2,601)
   Other corporate income.............        269       1,137           189       3,208
                                          -------     -------       -------     -------
Operating income......................      4,459       7,650         2,393      28,729

Net interest expense..................     (8,196)     (8,160)      (22,184)    (22,057)
Investment income.....................        379        --           3,179        --
Equity in earnings of affiliates - net
  of minority interest................        114         120           362        177
                                          -------     -------       -------     -------
Earnings (loss) from continuing
  operations before income taxes......     (3,244)       (390)      (16,250)      6,849
Income tax benefit (provision).......         828        (612)        3,346      (3,870)
                                          -------     -------       -------     -------
Earnings (loss) from continuing
  operations..........................   $ (2,416)   $ (1,002)     $(12,904)   $  2,979
                                          =======     =======       =======     =======

General
- -------

     Overall sales declined by 1.4% in the third quarter and 4.8% for the nine month period compared to sales for the same periods in Fiscal 1993, primarily caused by price erosion due to excess capacity in the aerospace fasteners industry, reduced order rates from commercial and military aerospace customers in the Aerospace Fasteners segment and lower revenues due to the disruption caused by the earthquake. Reduced order rates were principally due to reductions in defense spending and reduced build rates of commercial airplane original equipment manufacturers due to conditions in the airline industry. The decline in sales at the Aerospace Fasteners segment was partially offset by sales increases at the Industrial Products and Communication Services segments in the third quarter and nine month periods. The Industrial Products segment included sales in the current periods by Fairchild Data Corporation which had been classified as a discontinued operation in the prior year periods.

    Operating income decreased $3.2 million in the third quarter and $26.3 million for the nine month period compared to operating income for the same periods in Fiscal 1993 and included a $3.2 million charge for earthquake damage and related business interruption in the Company's Aerospace Fasteners segment during the third quarter of Fiscal 1994. A restructuring charge of $9.9 million was recorded in the Fiscal 1994 nine month period to further implement the Aerospace Fasteners segment's restructuring plan. The Fiscal 1993 third quarter and nine month periods included restructuring charges of $0.9 million and $2.4 million, respectively. Operating income in the Industrial Products and Communications Services segments was up for both periods of Fiscal 1994. The Industrial Products segment included operating income in the current periods by Fairchild Data Corporation which had been classified as a discontinued operation in the prior year periods. However, in the Aerospace Fasteners segment, operating income declined $3.8 million for the quarter and $26.7 million for the nine month period compared to the prior year periods. Other corporate income also decreased (see discussion below).

Aerospace Fasteners
- -------------------

     Sales in the Aerospace Fasteners segment decreased 15.6% in the third quarter and 19.7% for the nine month period ended April 3, 1994, compared to the Fiscal 1993 periods, primarily due to reduced order rates. Ordering activity remained at low levels both at original equipment manufacturers and in the replacement market.

     The operating income in the Aerospace Fasteners segment decreased by $3.8 million in the third quarter and $26.7 million for the nine month period ended April 3, 1994 in relation to the comparable Fiscal 1993 periods. As a result of the sustained soft worldwide demand for aircraft, aircraft engines, and the resulting decline in new order rates and prices for aerospace fasteners, the Company has undertaken further restructuring actions to further downsize, reduce costs, increase quality, reduce cycle times and improve margins. These restructuring efforts include discontinuance of certain aircraft engine bolt product lines, increased cellularization of manufacturing processes, including extensive retraining of the workforce, relocation of its New Jersey operations to California and reengineering certain manufacturing processes and methods to meet increased customer quality standards.

     The Company recorded a pretax restructuring charge of $9.9 million in the second quarter of Fiscal 1994 to cover the cost of the above mentioned restructuring activities, including the write down of goodwill and surplus assets related to certain aircraft engine bolt product lines, severance benefits and the nonrecurring costs associated with the cellularization and reengineering of manufacturing processes and methods. Depending on future demand and prices of aerospace fasteners, the Company may take further restructuring actions in the future and may record additional restructuring charges to cover the cost of these activities.

     On January 17, 1994, the Company's Chatsworth, California Aerospace Fasteners manufacturing facility suffered damage from the Southern California earthquake. As a result, the Company has relocated the Chatsworth manufacturing operations to its other Southern California facilities. This disruption has caused increased costs and reduced revenues in the Fiscal 1994 third quarter and will likely negatively affect the fourth quarter as well. While the Company carries insurance for both business interruption and property damage caused by earthquakes, the policy has a 5% deductible. The Company has recorded an unusual pretax loss in the Fiscal 1994 third quarter of $3.2 million to cover the currently estimated net cost of the damages and business interruption caused by the earthquake. Included in prepaids and other current assets is an insurance claim of $3.5 million for recoverability of costs related to business interruption and property damage.

     Operating income in the third quarter and nine months of Fiscal 1994 was also affected by (1) reduced demand and price erosion; and (2) higher quality control costs resulting from customers' intensified quality requirements. A large customer's disapproval in the third quarter of Fiscal 1993, of the quality system at one of the Aerospace Fasteners segment's plants negatively affected sales and operating income in the first nine months of fiscal 1994. The disapproval resulted in the plant being ineligible to receive new orders, delayed shipments due to on-site customer inspection of finished product, and increased quality costs. The segment has implemented a program to comply with the customer's quality requirements and the plant's quality system was requalified by the customer during the first quarter of Fiscal 1994. The quality improvement program requires that the plant reinspect its inventories and modify certain manufacturing processes and quality procedures at all major facilities. This program has resulted in one time start-up costs and increased recurring quality costs, each of which negatively affected the first nine months of Fiscal 1994 operating results, and will likely negatively affect the future profit margins of this segment.

Industrial Products
- -------------------

     Sales in the Industrial Products segment increased 15.8% in the third quarter and 13.3% for the nine month period ended April 3, 1994, compared to the same periods in Fiscal 1993. The inclusion of Fairchild Data Corporation sales in Fiscal 1994 accounted for 51.1% and 73.0% of the increase in sales in this segment in the third quarter and nine month current year periods, respectively. The increase in sales in the current quarter and nine month periods at D-M-E Company reflects customer response to the fast delivery programs, new products, and the improving domestic economy. Domestic demand for tooling for plastics has been strong while foreign demand has been weak, reflecting the economic conditions abroad. However, expansion into selected foreign markets is being pursued and appears to have potential.

     Operating income in the Industrial Products segment increased 20.5% in the third quarter and 16.0% for the nine month period ended April 3, 1994, compared to the same periods in Fiscal 1993. The inclusion of Fairchild Data Corporation operating income in Fiscal 1994 accounted for 15.9% and 51.0% of the increase in operating income in this segment in the third quarter and nine month current year periods, respectively. The improved results at D-M-E resulted from a higher sales volume and improved operating margins. The Industrial Products segment has implemented several cost savings steps, including overhead reduction and improved inventory management programs, which have contributed to the higher operating margins. The improvements in inventory management and delivery systems resulted in faster deliveries, reduction in inventory, and higher inventory turnover. In addition, D-M-E Company has continued to implement improved manufacturing methods that have reduced cycle time and costs.

Communications Services
- -----------------------

     Sales in the Communications Services segment increased 11.3% in the third quarter and 12.2% for the nine month period ended April 3, 1994, compared to the same periods in Fiscal 1993, primarily due to the inclusion of sales from acquisitions, the addition of telecommunications franchises in new office buildings, and growth at existing sites.

     Operating income in the Communications Services segment increased 11.4% in the third quarter and 12.4% for the nine month period ended April 3, 1994, compared to the same periods in Fiscal 1993, primarily due to increased sales resulting from the reasons given above and related economies of scale. Operating income as a percent of sales in the first nine months of Fiscal 1994 approximated the return on sales in the comparable period of Fiscal 1993.

Other Expenses/Income
- ---------------------

     Corporate Administrative Expense - The Company's corporate staff performs work for several corporate entities including The Fairchild Corporation ("TFC"), RHI Holdings, Inc. ("RHI"), and the Company. Corporate administrative expense incurred by the Company is invoiced to RHI and to TFC on a monthly basis and represents the estimated cost of services performed on behalf of such companies by the Company. The estimated cost is based primarily on estimated hours spent by corporate employees on functions related to RHI and to TFC. Management believes that the corporate administrative expense of the Company would be higher if it operated as a separate independent entity. Corporate administrative expense was flat in the third quarter and up 6.6% for the nine month period as compared to the same periods in the prior year, due to nonrecurring expense incurred for severance payouts. Excluding severance payouts, corporate administrative expense for the current nine month period decreased 8.1% compared to the prior year nine month period.

     Other Corporate Income - Other corporate income decreased $0.9 million in the third quarter and $3.0 million for the nine month period ended April 3, 1994, primarily due to the absence of amortization of over accrued retiree health care expense in the Fiscal 1994 periods and recording a favorable pension adjustment in the prior year periods.

     Net Interest Expense - In both the third quarter and nine month periods ended April 3, 1994, net interest expense approximated the prior year periods.

     Investment Income - Net - Investment income includes $2.8 million of dividends realized on participating annuity contracts. No such dividends were realized in the Fiscal 1993 first nine months.

     Income Taxes - In the first nine months of Fiscal 1994, the Company recorded a tax benefit of 20.6%. The benefit tax rate was lower than the statutory rate, largely due to the write off and amortization of goodwill which is not deductible for tax purposes.

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

     Extraordinary Item - Net - The extraordinary item in Fiscal 1993 represents the write-off of $1.3 million of deferred loan fees from the portion of the term loan prepaid, or $.8 million after tax.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at April 3, 1994, was $10.2 million lower than at June 30, 1993. The primary reasons for this reduction included a $9.6 million decrease in inventory and a net increase in borrowings from the banks and affiliated companies of $10.5 million offset partially by higher cash of $4.3 million and accounts receivable of $5.9 million.

     The Company's principal sources of liquidity are cash generated from operations and borrowings under its credit agreement. As a result of certain amendments to its credit agreement, and the issuance of FII's new Senior Secured Notes due 1999, $50 million of VSI's revolving credit facility has been extended from 1994 to 1997.

     The Company also expects to generate cash from the sale of certain assets. Net assets held for sale at April 3, 1994 had a book value of $28.4 million and included two parcels of real estate in California and an 88 acre parcel of real estate located in Farmingdale, New York, which the Company plans to sell or develop, subject to the resolution of certain environmental matters and market conditions.

     The Company's principal cash requirements include debt service, capital expenditures, acquisitions, payment of other liabilities and payment of dividends on preferred stock.

     The level of the Company's capital expenditures varies from year to year, depending upon the timing of capital spending for new production equipment, periodic plant and facility expansion as well as cost reduction and labor efficiency programs. For the nine month period ended April 3, 1994, capital expenditures were $9.4 million. The Company anticipates that total capital expenditures for the fiscal year ending June 30, 1994 will be approximately $16.0 million.

     During Fiscal 1994, goodwill was reduced by $4.0 million as a result of the restructuring charge which included a write down of goodwill related to certain aircraft engine bolt product lines which were discontinued.

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

     The Company's Credit Agreement requires the Company to comply with certain financial covenants, including achieving cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA Covenant"), and maintaining certain coverage ratios. The Company was in compliance with the Credit Agreement as of the end of the third quarter of Fiscal 1994. The Company has negotiated an amendment to the Credit Agreement (i) to accommodate the unusual loss from the January 17, 1994 Southern California earthquake, and (ii) to reduce by $5.0 million the Company's minimum requirement under the EBITDA Covenant for the duration of the Credit Agreement. To comply with the minimum EBITDA Covenant requirements (as amended) the Company's subsidiary, VSI Corporation ("VSI"), must earn for the cumulative total of the trailing four quarters, EBITDA as follows: $62.0 million for the fourth quarter of Fiscal 1994, $68.6 million for the first quarter of Fiscal 1995, $70.4 million for the second quarter of Fiscal 1995 and $72.2 million for the third quarter of Fiscal 1995. VSI's ability to meet the minimum requirement under the EBITDA Covenant in Fiscal 1994 is uncertain, and there can be no assurance that the Company will be able in the future to comply with the minimum requirements under the EBITDA Covenant and other financial covenants under the Credit Agreement. Noncompliance with any of the financial covenants without cure or waiver would constitute an event of default under the Credit Agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line.

     Any available cash may be paid as dividends to RHI if the purpose of such dividends is to provide TFC with funds necessary to meet its debt service requirements under specified notes and debentures. All other dividends to RHI are subject to certain limitations under the Credit Agreement. As of April 3, 1994, the Company was unable to provide dividends to RHI. The Credit Agreement also restricts additional borrowings under the Credit Facilities for the payment of any dividends.

IMPACT OF FUTURE ACCOUNTING CHANGES

Accounting for Certain Investments in Debt and Equity Securities
- ----------------------------------------------------------------

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 ("FASB 115"), "Accounting for Certain Investments in Debt and Equity Securities". FASB 115 provides new rules on accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company is required to implement FASB 115 as of the beginning of Fiscal 1995 or as of the end of Fiscal 1994. The Company believes the impact of implementing FASB 115 will be immaterial.

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Note 9 of Notes to Consolidated Financial Statements (Unaudited).

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



Date:  May 13, 1994