Form 10-K
period 1994-06-30
FAIRCHILD INDUSTRIES INC /DE/
filed 1994-09-21
CIK 34257

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                   FORM 10-K
                             --------------------

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 1994         Commission File Number:  1-3102
                   -------------                                  ------

                          FAIRCHILD INDUSTRIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                     52-0579835
- -------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

Washington Dulles International Airport
 300 West Service Road, P.O. Box 10803
         Chantilly, Virginia                            22021-9998
- ----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

               (703) 478-5800
- ----------------------------------------------------
(Registrant's Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of exchange on
Title of each class                            which registered
- --------------------------------------         -------------------
Series A Convertible Preferred Stock,
without par value                              New York Stock Exchange
- --------------------------------------         -----------------------
Series C Cumulative Preferred Stock,
without par value                              New York Stock Exchange
- --------------------------------------         -----------------------
9 3/4% Subordinated Debentures, Due
April 1, 1998                                  New York Stock Exchange
- --------------------------------------         -----------------------
12 1/4% Senior Secured Notes, Due 1999         New York Stock Exchange
- --------------------------------------         -----------------------

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

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
                                                       Yes  X  No
                                                          ----   ----

     As of September 2, 1994, 424,701 Series A Preferred shares were outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $16,351,000 (based upon the closing prices of these shares on the New York Stock Exchange on such date).

     As of September 2, 1994, 558,360 Series C Preferred shares were outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $20,939,000 (based upon the closing prices of these shares on the New York Stock Exchange on such date).

DOCUMENTS INCORPORATED BY REFERENCE:   None

     The Exhibit index is located on page 62.

                          FAIRCHILD INDUSTRIES, INC.
                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K
                         FOR YEAR ENDED JUNE 30, 1994

PART I                                                                 Page

     Item 1.    Business . . . . . . . . . . . . . . . . . . . . . . .   4

     Item 2.    Properties . . . . . . . . . . . . . . . . . . . . . .  13

     Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . .  14

     Item 4.    Submission of Matters to a Vote of Stockholders. . . .  15

PART II

     Item 5.    Market for the Company's Common Equity and Related
                Stockholder Matters  . . . . . . . . . . . . . . . . .  16

     Item 6.    Selected Financial Data  . . . . . . . . . . . . . . .  16

     Item 7.    Management's Discussion and Analysis of Results of
                Operations and Financial Condition . . . . . . . . . .  16

     Item 8.    Financial Statements and Supplementary Data. . . . . .  26

     Item 9.    Disagreements on Accounting and Financial Disclosure .  56

PART III

     Item 10.   Directors and Executive Officers of the Registrant . .  56

     Item 11.   Executive Compensation . . . . . . . . . . . . . . . .  61

     Item 12.   Security Ownership of Certain Beneficial Owners and
                Management . . . . . . . . . . . . . . . . . . . . . .  61

     Item 13.   Certain Relationships and Related Transactions . . . .  62

PART IV

     Item 14.   Exhibits, Financial Statement Schedules and Reports
                on Form 8-K  . . . . . . . . . . . . . . . . . . . . .  63

                                  PART I
                                  ------


ITEM 1.  BUSINESS
- -----------------

(a)  General Development of Business

     Fairchild Industries, Inc. is incorporated in Delaware and is the successor corporation to Fairchild Industries, Inc., a corporation incorporated in Maryland in 1936, pursuant to a merger effective on May 4, 1987. As used herein, the term "Company" refers to Fairchild Industries, Inc. and its subsidiaries unless otherwise indicated. The Company is a subsidiary of RHI Holdings, Inc. ("RHI"), which is in turn a wholly-owned subsidiary of The Fairchild Corporation ("TFC").

     The Company conducts its operations through its wholly-owned subsidiary, VSI Corporation ("VSI"), in three business segments: Aerospace Fasteners, Industrial Products and Communications Services. The Aerospace Fasteners segment designs, manufactures and markets high performance, specialty fastening systems, primarily for aerospace applications. The Industrial Products segment designs, manufactures and markets tooling and electronic control systems for the plastic injection molding and die casting industries. The Communications Services segment furnishes telecommunications services and equipment to tenants of commercial office buildings. For a comparison of the sales of each of the Company's three business segments for each of the last three fiscal years, see "Management Discussion and Analysis of Results of Operations and Financial Condition".

Fiscal 1994 Developments
- ------------------------

     Aerospace Fasteners Restructuring
     ---------------------------------

     In recent years, the Company has undertaken measures designed to reduce costs and improve operating efficiencies, increase earnings, and maintain its market position in the Aerospace Fasteners segment. These measures have included closing and consolidating certain of the Aerospace Fasteners segment's facilities.

     As a result of the sustained soft worldwide demand for aircraft, and the resulting decline in new order rates and prices for aerospace fasteners, in Fiscal 1994, the Company has undertaken further restructuring actions to downsize, reduce costs, reduce cycle times and improve margins. These restructuring efforts have included discontinuance of certain aircraft engine bolt product lines, increased cellularization of manufacturing processes, relocation of its New Jersey operations to California and re-engineering of certain manufacturing processes and methods to meet increased customer quality standards. In connection with these moves, in Fiscal 1994, the Company recorded restructuring charges of $18.9 million. The Company believes the reduction of the capacity of the Aerospace Fasteners segment, and the reorganization of its remaining manufacturing operations, will continue to improve operating efficiencies and reduce operating costs.

     The foregoing measures represent a continuation of actions commenced in Fiscal 1992 and continued in Fiscal 1993, which included the consolidation of a major manufacturing facility, the elimination of over 410 manufacturing personnel and 100 other personnel of the Aerospace Fasteners segment, a wage and salary freeze and certain other actions to improve manufacturing efficiencies and streamline operations.

     The Company also continues to examine its manufacturing, selling, general and administrative costs and expenses and intends to further reduce such costs and expenses in Fiscal 1995 and, to this end may incur additional restructuring costs related to the elimination of product lines and further personnel reductions.

(b)  Financial Information about Business Segments

     Financial information regarding the Company's business segments are hereby incorporated by reference from Note 14 of the Company's consolidated financial statements included in Item 8 Financial Statements and Supplementary Data.

(c)  Narrative Description of Business Segments

Aerospace Fasteners
- -------------------

     The Company, through its Aerospace Fasteners segment, is a leading worldwide manufacturer and supplier of fastening systems used in the construction and maintenance of commercial and military aircraft. The Aerospace Fasteners segment accounted for 45.8% of total Company sales for the year ended June 30, 1994.

     Products
     --------

     In general, aerospace fasteners produced by the Company are used to join materials in applications which are not critical to flight. Products range from standard aerospace screws to more complex systems that fasten airframe structures, and sophisticated latching or quick disconnect mechanisms that allow efficient access to internal parts that need to be serviced regularly or monitored. The Aerospace Fasteners segment also manufactures and supplies fastening systems used in non-aerospace industrial and electronic niche applications. The Aerospace Fasteners segment produces and sells products under various trade names and trademarks including Voi-Shan (fasteners for aerospace structures), Screwcorp (standard externally threaded products for aerospace applications), RAM (custom designed mechanisms for aerospace applications), Camloc (components for the industrial, electronic, automotive and aerospace markets), Tridair and Rosan (fastening systems for highly-engineered aerospace, military and industrial applications). In addition to these manufacturing operations, the Aerospace Fasteners segment includes HARCO, which is a leading stocking distributor of self-locking nuts in the aerospace fasteners industry.

     Principal product lines of the Aerospace Fasteners segment include:

     Standard Aerospace Airframe Fasteners - These fasteners consist of standard externally threaded fasteners used in non-critical airframe applications on a wide variety of aircraft. These fasteners include Hi-Torque Speed Drive, Tri-Wing, Torq-Set, Phillips and Hex Heads.

     Commercial Aerospace Structural and Engine Fasteners - These fasteners consist of more highly engineered, permanent or semi-permanent fasteners used in non-critical but more sophisticated airframe and engine applications which could involve joining more than two materials. These fasteners are generally engineered to specific customer requirements or manufactured to specific customer specifications for special applications, often involving exacting standards. These fasteners include Hi-Lok, Veri-Lite, Eddie-Bolt2 and customer proprietary engine nuts.

     Proprietary Products and Fastening Systems - These very highly engineered, proprietary fasteners are designed by the Company for specific customer applications and include high performance structural latches and hold down mechanisms. These fasteners are usually proprietary in nature and are primarily used in either commercial aerospace or military applications. These fasteners include Visu-Lok, Composi-Lok, Keen-serts, Mark IV, Flatbeam and Ringlock.

     Highly Engineered Fastening Systems for Industrial Applications - These highly engineered fasteners are designed by the Company for specific niche applications in the electronic, automotive and durable goods markets and are sold under the Camloc trade name.

     Gas Springs for Automotive and Industrial/Commercial Applications - These are designed to assist in the raising, lowering or moving of heavy loads such as the tailgate of a vehicle, sunbeds, printer canopies, acoustic hoods and like items.

     Sales and Markets
     -----------------

     The products of the Aerospace Fasteners segment are sold primarily to domestic and foreign original equipment manufacturers, the maintenance and repair market through distributors and the United States government. 78.9% of its sales are domestic. The products of the Aerospace Fasteners segment are marketed by a direct sales force and technical engineering support personnel who are responsible for identifying new product applications, obtaining the approval of new products and maintaining ongoing relationships with customers in order to meet their requirements. Major customers include Boeing, McDonnell Douglas, Airbus, Lockheed and Northrop and their subcontractors as well as major distributors such as Burbank Aircraft. No single customer accounts for more than 10% of consolidated sales.

     The Company anticipates that non-aerospace and commercial aerospace applications as a percentage of sales will increase over time as the Company brings to market new products and military spending declines.

     Research and Development
     ------------------------

     Research and development and its engineering related support functions are an important part of the Company's strategy of providing its customers quality products, prompt service and overall value. Company sponsored research and development expense in the Aerospace Fasteners segment for the years ended June 30, 1994, 1993 and 1992 amounted to $1,435,000, $2,204,000 and $3,197,000, respectively.

     Manufacturing and Production
     ----------------------------

     The Aerospace Fasteners segment has seven major manufacturing facilities, of which four are located in the United States and three are located in Europe. Each facility has virtually complete production capability, and subcontracts only those orders which exceed capacity. Each plant is oriented to produce a specified product or group of products, depending on the production process involved.

     On January 17, 1994, the Aerospace Fasteners' Chatsworth, California manufacturing facility suffered extensive damage from the Southern California earthquake. As a result, the Company relocated the Chatsworth manufacturing operations to its other Southern California facilities. See Note 11 of the Company's consolidated financial statements included in Item 8 Financial Statements and Supplementary Data.

     The Company is continuing to extensively re-engineer the way it produces fasteners, shifting from a process orientation to a product orientation by forming focused discrete work groups with each having broader responsibilities.

     Competition
     -----------

     The Aerospace Fasteners segment's major competitors include Hi-Shear, Inc., Monogram, Inc., Air Industries, Inc., SPS, Inc., Kaynar, Valley Todeco, and Huck International, with regard to aerospace fasteners, and Southco, Inc., with regard to specialized industrial applications. In addition, competition comes from stocking distributors who may offer reduced lead times to customers as a result of their inventory investment.

Industrial Products
- -------------------

     The Industrial Products segment operates under the trade name D-M-E Company ("DME"), and Fairchild Data Corporation ("Data"). DME is a leading manufacturer and supplier of tooling and electronic control products for the plastic injection molding industry worldwide. The principal end-users of DME's products are the transportation, packaging, communications, housewares, commercial and industrial products, medical products, toy, appliance, furniture and building industries. The Company estimates that 77.5% of DME's sales for the year ended June 30, 1994, were in North America and 22.5% were attributable to sales outside North America.

     Data is a supplier of modems for use in high-speed digitized voice and data communications. No single customer accounts for more than 10% of consolidated sales. The Industrial Products segment accounted for 37.5% of total Company sales for the year ended June 30, 1994.

     Products
     --------

     DME provides an extensive line of standardized and special order products as well as electronic control systems. Principal product lines include:

          Mold Bases - Mold bases are used to retain the cavity and core of a plastic mold. These products are individually stacked high alloy, precision-machined steel plates available either as a standard dimensioned catalog product or as a specially machined mold base made to customer specifications.

          Mold Components - Mold components are utilized within a mold base to facilitate the mechanical action of the individual steel plates. These products include such items as leader pins and bushings to guide and align the plates, ejector pins and sleeves to eject the finished plastics product from the mold, and other specialized products such as collapsible cores to mold complex geometries involving difficult under-cuts and threads.

          Moldmaking Tools/Supplies - Tooling and miscellaneous supplies allow the moldmaker to manufacture and "finish" the actual cavity and core of a plastic mold. These products range from ultrasonic polishing equipment and abrasives to specialized tooling for the milling and drilling of steel.

          Runnerless Molding/Process Control - DME's internally and externally heated runnerless molding systems with thermal and/or mechanical gate shut-off devices produce high quality plastic products while minimizing labor content and reducing scrap in the manufacturing process. DME's trademark runnerless molding systems are called The Hot One and The Cool One. DME also provides sensor and computer technology, allowing processors Statistical Process Control (SPC) of their entire molding cycle.

          CAD/CAM - DME offers a unique line of Computer Aided Design (CAD) and Computer Aided Manufacturing (CAM) hardware and software for the plastics industry. DME sells computer hardware as a value-added reseller for some of the industry's best known computer suppliers. Additionally, DME has developed copyrighted software programs which are specific to the plastics industry. These systems enable mold designers to design mold bases utilizing a combination of most of the popular products offered by DME, including runnerless systems.

     Data is a supplier of modems for use in high-speed digitized voice and data communications.

     Sales and Markets
     -----------------

     DME's sales efforts in North America are led by direct field sales representatives and regional managers, who call directly on key mold makers, molders and designers. In addition, a telemarketing group supplements the sales representatives' efforts and reaches the smaller or low activity accounts. Additionally, DME utilizes distributors in key product market segments to focus on sales of items such as temperature controls. Sales of highly technical products, such as complete runnerless manifold systems, are aided by technical service people located in the sales regions.

     Internationally, sales are handled by direct sales representatives in England, France, Belgium and Germany. In a number of countries in Europe and Asia, joint venture partners sell DME products through both full-time sales people and secondary distribution outlets. DME utilizes stocking distributors to serve the rest of the world.

     Manufacturing and Production
     ----------------------------

     Local production facilities are a strategic advantage to sales in the custom mold base markets DME serves. Accordingly, DME maintains regional production facilities in North America and Europe to service customers of its custom-manufactured products. DME owns ten manufacturing facilities in the United States, Canada, Mexico, Belgium and Germany and licenses four other companies to manufacture products in Brazil, Hungary, Japan and Korea.

     Competition
     -----------

     DME competes with different companies with respect to each of its major product categories. DME's competition principally consists of small privately-held manufacturers operating primarily in local markets.

     The Company believes it is the leading manufacturer of mold bases. DME is one of six major competitors in North America and one of four major competitors in Europe in the runnerless molding/process controls market. The Company believes the runnerless molding/process controls market is a growth market with competition based primarily on product technology and service.
A significant portion of DME's research and development is aimed at this market. DME faces competition from various companies with respect to each of the individual products in the other resale products category. Competition in this category is based primarily on price and delivery time.

Communications Services
- -----------------------

     Fairchild Communications Services Company provides telecommunications equipment and services to tenants of commercial office buildings, under the trade name Telecom 2000 Services. The Company believes it is the largest provider of comprehensive telecommunications services exclusively to multi-tenant office buildings in the United States. Fairchild Communications was founded as a start-up venture in 1985 and has grown rapidly through expansions and acquisitions. Sales have grown from $1.4 million in Fiscal 1986 to $74.2 million in Fiscal 1994. Approximately $48 million of such increase was attributable to acquisitions (determined on an annualized basis at the date of acquisition), primarily the acquisition of the telecommunication assets of Amerisystems. The Communications Services segment accounted for 16.7% of total Company sales for the year ended June 30, 1994.

     Services
     --------

     Fairchild Communications negotiates long-term telecommunications franchises with owners or developers of office buildings, typically during the latter stages of building construction. Under these arrangements, Fairchild Communications installs switching equipment, cable and telephone equipment. Fairchild Communications then contracts directly with individual tenants in the buildings to provide multi-year, single point-of-contact telecommunications services. The services provided by Fairchild Communications include access to services provided by regulated communications companies, including local, long distance, international and "800" telephone services. In addition, Fairchild Communications provides telecommunications equipment as well as voice mail, telephone calling cards, local area networks and voice and data cable installation. Fairchild Communications also provides customized billing services to assist customers in controlling their telecommunications expense. Fairchild Communications typically provides telecommunications services at rates equal to or below those which a customer could otherwise obtain, in part due to discounts Fairchild Communications commands as a high volume purchaser of telephone services.

     Customers
     ---------

     Customers typically consist of small to medium size businesses and branches of larger organizations. As of June 30, 1994, Fairchild Communications served approximately 4,500 customers at 275 buildings located in 23 major metropolitan areas, providing approximately 62,000 full service lines and 9,000 long distance only lines. Contract terms typically provide for a lease of three to five years with an automatic renewal provision.

     Competition
     -----------

     Fairchild Communications competes with regulated major carriers that may provide a portion of the services that Fairchild Communications provides, but are typically not structured to provide all of a customer's telecommunications requirements. Fairchild Communications also competes with small independent operators serving local markets. In some cases Fairchild Communications competes with other communications services providers in order to secure franchises with office building owners for the provision of telecommunications services within their buildings. Principal competitors include Realcom and Shared Technologies, as well as smaller, more localized, companies. Once a franchise has been obtained, Fairchild Communications competes with equipment manufacturers and distributors for the provision of telephone and other telecommunications equipment and services to the building's tenants. Principal equipment competitors include manufacturers such as NEC, Intecom, AT&T and some of the local Bell operating companies acting as manufacturer's distributors, as well as numerous smaller equipment distributors.

     Growth
     ------

     Management believes that future growth in the Communications Services segment will come primarily from four sources: acquisitions of smaller companies operating in the same or related businesses; new customers as a result of increased occupancy of space currently vacant in office buildings already under franchise; additional franchise agreements with newly constructed office buildings; and additional services to the existing customer base.

Foreign Operations
- ------------------

     The Company's operations are located primarily in the United States and Europe. Inter-area sales are not significant to the total revenue of any geographic area. Export sales are made by U.S. subsidiaries and divisions to customers in non-U.S. countries, whereas foreign sales are made by the Company's non-U.S. subsidiaries. For the Company's sales results by geographic area and export sales, see Note 15 of the Company's consolidated financial statements included in Item 8 Financial Statements and Supplementary Data.

Major Customers
- ---------------

     No single customer accounted for more than 10% of consolidated sales in any of the Company's business segments for the year ended June 30, 1994.

Backlog of Orders
- -----------------

    Backlog is significant in the Company's Aerospace Fasteners segment due to long-term production requirements of its customers. Backlog of unfilled orders is not material in the Industrial Products segment, where most orders for products are placed and filled within a few weeks. Backlog is not applicable to the Communications Services segment.

     The Company's backlog of orders as of June 30, 1994 in the Aerospace Fasteners and Industrial Products segments amounted to $113.4 million and $5.6 million, respectively. The Company anticipates that approximately 87.8% of the aggregate backlog at June 30, 1994 will be delivered by June 30, 1995.

Suppliers
- ---------

     The Company does not consider itself to be materially dependent upon any one supplier, but is dependent upon a wide range of subcontractors, vendors and suppliers of materials to meet its commitments to its customers.

Research and Patents
- --------------------

     The Company's research and development activities have included:
applied research; development of new products; testing and evaluation of, and improvements to, existing products; improvements in manufacturing techniques and processes; development of product innovations designed to meet government safety and environmental requirements; and development of technical services for manufacturing and marketing. The Company's sponsored research and development expenditures amounted to $3,940,000, $3,262,000 and $4,140,000 for the years ended June 30, 1994, 1993 and 1992, respectively. The Company owns patents relating to the design and manufacture of certain of its products and is a licensee of technology covered by the patents of other companies. The Company does not believe that any of its business segments are dependent upon any single patent or upon the rights and licenses it possesses under any single patent owned by others.

Personnel
- ---------

    As of June 30, 1994, the Company had approximately 3,500 employees. Approximately 4% of these employees were covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

Environmental Matters
- ---------------------

     See discussion of Environmental Matters under Item 3 "Legal Proceedings" below.

ITEM 2.   PROPERTIES
- --------------------

     As of June 30, 1994, the Company owned or leased properties totalling approximately 1,698,000 square feet, approximately 1,084,000 square feet of which was owned and 614,000 square feet of which was leased. The Aerospace Fasteners segment's properties consisted of approximately 697,000 square feet, with principal operating facilities of approximately 454,000 square feet concentrated in southern California. The Industrial Products segment's properties consisted of approximately 722,000 square feet, with principal operating facilities of approximately 393,000 square feet located in Arizona, Michigan, Pennsylvania and Belgium.

     The Company leases its corporate headquarters at Washington-Dulles International Airport from RHI.

     The Company has several parcels of property which it is attempting to market, lease and/or develop: (i) an 88 acre parcel located in Farmingdale, New York, (ii) a 12 acre parcel located in City of Commerce, California,
(iii) a 6 acre parcel in Temple City, California, and (iv) an 8 acre parcel in Chatsworth, California. In addition to the above, certain other properties of the Company are being marketed.

     On January 17, 1994, the Aerospace Fasteners' Chatsworth, California manufacturing facility suffered extensive damage from the Southern California earthquake. As a result, the Company relocated the Chatsworth manufacturing operations to its other Southern California facilities. See Note 11 of the Company's consolidated financial statements included in Item 8 Financial Statements and Supplementary Data.

     The following table sets forth the location of the larger physical properties used in the continuing operations of the Company, their square footage, the business segment or groups they serve and their primary use. Each of the properties owned or leased by the Company is, in management's opinion, generally well maintained, is suitable to support the Company's business and is adequate for the Company's present needs. All of the Company's occupied properties are maintained and updated on a regular basis.

                               Owned or   Square    Business Segment/
Location                        Leased    Footage        Group              Use
- --------                       --------   -------  -------------------  -------------
Torrance, California             Owned    284,000  Aerospace Fasteners  Manufacturing
Youngwood, Pennsylvania          Owned    135,000  Industrial Products  Manufacturing
City of Industry, California     Owned    120,000  Aerospace Fasteners  Manufacturing
Madison Hts, Michigan            Owned     69,000  Industrial Products  Manufacturing
Industriepark Noord, Belgium     Owned     69,000  Industrial Products  Manufacturing
Santa Ana, California            Owned     50,000  Aerospace Fasteners  Manufacturing
Chantilly, Virginia              Leased   125,000  Corporate            Office
Scottsdale, Arizona              Leased   120,000  Industrial Products  Manufacturing

     Information concerning long-term rental obligations of the Company at June 30, 1994 is set forth in Note 13 to the Company's consolidated financial statements included in Item 8 Financial Statements and Supplementary Data.

ITEM 3.   LEGAL PROCEEDINGS
- ---------------------------

Government Claims
- -----------------

     In 1989, the Company learned through its own quality assurance procedures, and voluntarily disclosed to its customers and the Department of Defense, that certain units of VSI had not performed certain production lot tests mentioned in the military specifications for some limited product lines. The Company does not believe that VSI's level of testing resulted in shipment of unsafe products or that purchasers were otherwise damaged, and the government subsequently reduced certain test requirements. In May 1994, VSI settled this matter with the government by payment of $330,000.

     Following an investigation by the Inspector General of NASA, the civil division of the United States Department of Justice alleged improprieties in years 1982 and 1984 through 1986, in indirect costs rates and labor charging practices of a former subsidiary of the Company. The Company entered into settlement discussions with the Department of Justice to attempt to resolve these claims and has reached an agreement in principle with the government to settle this matter for $5,000,000, payable in six equal semi-annual installments, with interest at 6% per year. The unpaid balance will likely be collateralized by certain excess real estate. If the settlement is not consummated, the government may initiate suit under the False Claims Act, seeking treble damages and penalties, and under the Truth in Negotiation Act, seeking a price reduction on certain contracts and subcontracts.

     The Corporate Administrative Contracting Officer (the "ACO"), based upon the advice of the United States Defense Contract Audit Agency, has made a determination that FII did not comply with Cost Accounting Standards in accounting for (i) the 1985 reversion to FII of certain assets of terminated defined benefit pension plans and (ii) pension costs upon the closing of segments of FII's business. The ACO has directed FII to prepare a cost impact proposal relating to such plan terminations and segment closings and, following receipt of such cost impact proposals, may seek adjustments to contract prices. The ACO alleges that substantial amounts will be due if such adjustments are made. The Company believes it has properly accounted for the asset reversions in accordance with applicable accounting standards. The Company has entered into discussions with the government to attempt to resolve these pension accounting issues.

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

     In connection with its plans to dispose of certain real estate, the Company must investigate environmental conditions and may be required to take certain corrective action prior or pursuant to any such disposition. In addition, management has identified several areas of potential contamination at or from other facilities owned, or previously owned, by the Company, that may require the Company either to take corrective action or to contribute to a clean-up. The Company is also a defendant in certain lawsuits and proceedings seeking to require the Company to pay for investigation or remediation of environmental matters and has been alleged to be a potentially responsible party at various "Superfund" sites. Management of the Company believes that it has recorded adequate reserves in its financial statements to complete such investigation and take any necessary corrective actions or make any necessary contributions. No amounts have been recorded as due from third parties, including insurers, or set off against, any liability of the Company, unless such parties are contractually obligated to contribute and are not disputing such liability.

Other Matters
- -------------

     The Company is involved in various other claims and lawsuits incidental to its business, some of which involve substantial amounts. The Company, either on its own or through its insurance carriers, is contesting these matters.

     In the opinion of management, the ultimate resolution of the legal proceedings, including those discussed above, will not have a material adverse effect on the financial condition or the future operating results of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
         -----------------------------------------------

     None.

                             PART II
                             -------


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
- --------------------------------------------------------------

         STOCKHOLDER MATTERS
         -------------------

     All of the Company's outstanding common stock is held by RHI, a wholly owned subsidiary of TFC. There is no established public trading market for this class of common stock. No dividends have been declared on this class of common stock since the date of issuance.

ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------

Five-Year Financial Summary
- ---------------------------
(In thousands, except per share amounts)

YEAR ENDED JUNE 30,            1994       1993       1992       1991       1990
- -------------------            ----       ----       ----       ----       ----
Summary of Operations:
  Net sales.............   $444,145    $463,567   $489,780   $515,652   $442,385
  Earnings (loss) from
    continuing operations   (22,249)    (11,447)    14,255     17,890     14,648
  Earnings (loss) per
    share from continuing
    operations:
      Primary...........      N/A         N/A        N/A         N/A        N/A
      Fully diluted.....      N/A         N/A        N/A         N/A        N/A
Balance Sheet Data:
  Total assets..........    617,476     640,010    664,582    653,991    606,648
  Long-term debt........    224,132     232,929    200,677    181,557    170,469
  Series A redeemable
    preferred stock.....     19,112      19,112     44,238     50,848     58,945

ITEM 7.     MANAGEMENT DISCUSSION AND ANALYSIS OF
- -------------------------------------------------
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION
     ---------------------------------------------

RECENT DEVELOPMENTS

    During the first quarter of Fiscal 1994, the Company adopted Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", and No. 109, "Accounting for Income Taxes", and elected to take one-time non-cash charges totaling $11.7 million, of which $.2 million was for postretirement benefits and $11.5 million for change in accounting for income taxes. These charges are reflected in the fiscal year ended June 30, 1994, and represent cumulative effects on prior years of the accounting changes. For the fiscal year ended June 30, 1994, the effect of the changes on pretax income from continuing operations was not material.

RESULTS OF OPERATIONS

     The Company currently operates in three principal business segments:
Aerospace Fasteners, Industrial Products and Communication Services. Set forth below is a comparison of the results of the operations of the Company for the fiscal years ended June 30, 1994 ("Fiscal 1994"), June 30, 1993 ("Fiscal 1993") and June 30, 1992 ("Fiscal 1992"). This comparison relates solely to the continuing portions of the Company's business.

(In thousands)                            For the years ended June 30,
                                     --------------------------------------
Sales by Business Segment:              1994          1993          1992
                                     ---------     ----------    ----------
Aerospace fasteners...............   $ 203,456     $ 247,080     $ 299,270
Industrial products...............     166,499       148,449       132,238
Communications services...........      74,190        68,038        58,272
                                       -------       -------       -------
Total                                $ 444,145     $ 463,567     $ 489,780
                                       =======       =======       =======
Operating Income (Loss) by
  Business Segment:

Aerospace fasteners*..............   $ (32,208)    $ (15,398)    $  15,654
Industrial products...............      21,024        19,081        15,250
Communications services...........      16,483        14,688        13,399
                                       -------       -------       -------
Total                                    5,299        18,371        44,303

Corporate administrative expense..      (3,638)       (3,260)       (2,311)
Other corporate income (expense)..      (2,060)        4,251         3,438
                                       -------       -------       -------
Operating income (loss)...........   $    (399)     $ 19,362      $ 45,430
                                       =======       =======       =======

*Includes restructuring charges of $18.9 million, $15.5 million and $2.5 million in Fiscal 1994, Fiscal 1993 and Fiscal 1992, respectively, and an unusual loss from earthquake damage and related business interruption of $4.0 million in Fiscal 1994.

FISCAL 1994 VERSUS FISCAL 1993

General
- -------

     Overall sales declined by 4.2% for Fiscal 1994, compared to Fiscal 1993, primarily caused by price erosion due to excess capacity in the aerospace fasteners industry, reduced order rates from commercial and military aerospace customers in the Aerospace Fasteners segment and lower revenues due to the disruption caused by the earthquake. Reduced order rates were principally due to reductions in defense spending and reduced build rates of commercial airplane original equipment manufacturers due to conditions in the airline industry. The decline in sales at the Aerospace Fasteners segment was partially offset by significant sales increases at the Industrial Products and Communication Services segments in the Fiscal 1994 period. The Industrial Products segment included sales in the current period by Fairchild Data Corporation which had been classified as a discontinued operation in the prior periods.

     Operating income decreased by $19.8 million in Fiscal 1994, compared to Fiscal 1993. A restructuring charge of $18.9 million was recorded in Fiscal 1994 compared to $15.5 million in Fiscal 1993 to further implement the Aerospace Fasteners segment restructuring plan. A $4.0 million charge for earthquake damage and related business interruption also affected this segment in Fiscal 1994. Operating income was up in the Industrial Products and Communications Services business segments for Fiscal 1994, however, in the Aerospace Fasteners segment operating income declined $16.8 million for Fiscal 1994, compared to the prior year. Other corporate income also decreased in Fiscal 1994. (See discussion below.)

Aerospace Fasteners
- -------------------

     Sales in the Aerospace Fasteners segment decreased 17.7% in Fiscal 1994, compared to Fiscal 1993, primarily due to the reduced order rates. Ordering activity remained at low levels at original equipment manufacturers, and in the replacement markets. In addition, customers are rescheduling orders to take later delivery in line with reduced aircraft build rates.

     The operating loss in the Aerospace Fasteners segment increased by $16.8 million in Fiscal 1994, compared to the Fiscal 1993 period. During the Fiscal 1994 period, as a result of the sustained soft worldwide demand for aircraft, aircraft engines and the resulting decline in new order rates and prices for aerospace fasteners, the Company has continued to undertake further restructuring actions to further downsize, reduce costs, reduce cycle times and improve margins. These restructuring efforts include discontinuance of certain aircraft engine bolt and other product lines, increased cellularization of manufacturing processes, relocation of its New Jersey operations into California and re-engineering certain manufacturing processes and methods to meet increased customer quality standards.

     The Company recorded a pretax restructuring charge of $18.9 million in Fiscal 1994 to cover the cost of the above mentioned restructuring activities, including the write down of goodwill and surplus assets related to certain product lines, severance benefits and the nonrecurring costs associated with the cellularization and reengineering of manufacturing processes and methods. Depending on future demand and prices of aerospace fasteners, the Company may take further restructuring actions in the future and may record additional restructuring charges to cover the cost of these activities. The Fiscal 1993 period included a restructuring charge of $15.5 million relating to further downsizing fastener operations in Europe and California, and severance and early retirement benefits for terminated employees.

     On January 17, 1994, the Company's Chatsworth, California Aerospace Fasteners manufacturing facility suffered extensive damage from the Southern California earthquake. As a result, the Company has relocated the Chatsworth manufacturing operations to its other Southern California facilities. This disruption has caused increased costs and reduced revenues in Fiscal 1994 and will likely negatively affect Fiscal 1995 as well. While the Company carries insurance for both business interruption and property damage caused by earthquakes, the policy has a 5% deductible. The Company has recorded an unusual pretax loss in Fiscal 1994 of $4.0 million to cover the currently estimated net cost of the damages and business interruption caused by the earthquake. Included in prepaids and other current assets is an insurance claim receivable of $5.9 million for recoverability of costs related to business interruption and property damage.

     Operating income in Fiscal 1994 was also affected by (1) reduced demand and price erosion; and (2) higher quality control costs resulting from customers' intensified quality requirements. A large customer's disapproval in the third quarter of Fiscal 1993, of the quality system at one of the Aerospace Fasteners segment's plants negatively affected sales and operating income in Fiscal 1994. The disapproval resulted in the plant being ineligible to receive new orders, delayed shipments due to on-site customer inspection of finished product, and increased quality costs. The segment has implemented a program to comply with the customer's quality requirements and the plant's quality system was requalified by the customer during the first quarter of Fiscal 1994. The quality improvement program requires that the plant reinspect its inventories and modify certain manufacturing processes and quality procedures at all major facilities. This program has resulted in one time start-up costs and increased recurring quality costs, each of which negatively affected the Fiscal 1994 operating results, and will likely negatively affect the future profit margins of this segment.

Industrial Products
- -------------------

     Sales in the Industrial Products segment increased 12.2% in Fiscal 1994 compared to Fiscal 1993. The inclusion of Fairchild Data Corporation sales in Fiscal 1994 accounted for 76.5% of the increased sales in this segment. The increase in sales in the current period reflects customer response to D-M-E Company's ("DME") fast delivery programs, new products, and growth of the domestic economy. Domestic demand for tooling for plastics has been strong while foreign demand has been sluggish in certain countries, reflecting the economic conditions abroad. However, expansion into selected foreign markets is being pursued and appears to have potential.

     Operating income in the Industrial Products segment increased 10.2% in Fiscal 1994, compared to Fiscal 1993. The inclusion of Fairchild Data Corporation operating income in Fiscal 1994 accounted for 48.9% of the increase in operating income in this segment. The improved results in the current period resulted from a higher sales volume and improved operating margins. In recent years the Industrial Products segment has implemented several cost savings steps, including overhead reduction and improved inventory management programs, which have contributed to the higher operating margins. The improvements in inventory management and delivery systems resulted in faster deliveries, reduction in inventory, and higher inventory turnover. In addition, DME has continued to implement improved manufacturing methods that have reduced cycle times and costs.

Communications Services
- -----------------------

     Sales in the Communications Services segment increased 9.0% in Fiscal 1994, compared to Fiscal 1993, primarily due to the inclusion of sales from acquisitions, the addition of telecommunications franchises in new office buildings, and growth at existing sites.

     Operating income in the Communications Services segment increased 12.2% in Fiscal 1994 compared to Fiscal 1993, primarily due to increased sales resulting from the reasons given above and related economies of scale. Operating income as a percent of sales in Fiscal 1994 was slightly higher than in Fiscal 1993.

Other Expenses/Income
- ---------------------

     Corporate Administrative Expense - The Company's corporate staff performs work for several corporate entities including TFC, RHI, and the Company. Corporate administrative expense incurred by the Company is invoiced to RHI and to TFC on a monthly basis and represents the estimated cost of services performed on behalf of such companies by the Company. The estimated cost is based primarily on estimated hours spent by corporate employees on functions related to RHI and to TFC. Management believes that the corporate administrative expense of the Company would be higher if it operated as a separate independent entity. Corporate administrative expense increased by 11.6% in Fiscal 1994 as compared to Fiscal 1993, primarily due to non-recurring expense incurred for severance payouts. Excluding severance payouts, corporate administrative expense would have been relatively flat in Fiscal 1994 compared to Fiscal 1993.

     Other Corporate Income - Other corporate income decreased $6.3 million in Fiscal 1994 compared to Fiscal 1993, primarily due to (1) the absence of amortization of over accrued retiree health care expense in Fiscal 1994, (2) the write down of corporate real estate held for sale in Fiscal 1994, and (3) recording a favorable pension adjustment in Fiscal 1993.

     Net Interest Expense - Net interest expense decreased 6.2% in Fiscal 1994, compared to Fiscal 1993, primarily due to lower rates on intercompany borrowings in Fiscal 1994 compared to Fiscal 1993.

     Investment Income - Investment income of $3.4 and $1.4 million was recorded in Fiscal 1994 and Fiscal 1993, respectively, resulting principally from dividends realized on participating pension annuity contracts.

     Income Taxes - For Fiscal 1994, the Company recorded an income tax benefit of 17.7%. The benefit tax rate was lower than the statutory rate, largely due to the write off and amortization of goodwill, which is not deductible for tax purposes.

     Accounting Changes:

     1) Postretirement Benefits - Using the immediate recognition method, the charge to earnings representing the cumulative effect of this accounting change was immaterial. The unamortized portion of an overstated liability of $10.7 million for discontinued operations substantially offset the transition obligation of $10.9 million for active employees and retirees of continuing operations.

     2) Accounting for Income Taxes - The Company elected the immediate recognition method and recorded a $11.5 million charge representing the cumulative effect on prior years. This charge represents deferred taxes related primarily to differences between the tax basis and book basis of fixed assets, prepaid pension expense, and inventory.

     Extraordinary Item - Net - The extraordinary item in Fiscal 1993 represents the write-off of $1.3 million of deferred loan fees from the portion of the term loan prepaid, or $.8 million after tax.

     Net Earnings (Loss) - Net earnings decreased $21.7 million in Fiscal 1994 compared to Fiscal 1993, primarily due to the $19.8 million drop in operating income and the $11.7 million charge, net of tax, for the cumulative effect of accounting changes, offset partially by decreased net interest expense, increased investment income and the income taxes benefit due to the pretax loss.

FISCAL 1993 VERSUS FISCAL 1992

General
- -------

     Overall sales declined by 5.4% for Fiscal 1993, compared to Fiscal 1992, primarily caused by price erosion due to excess capacity in the aerospace fasteners industry and reduced order rates from commercial and military aerospace customers in the Aerospace Fasteners segment. The decline in sales at the Aerospace Fasteners segment was partially offset by significant sales increases at the Industrial Products and Communication Services segments in the Fiscal 1993 period. Operating income decreased 57.4% for Fiscal 1993, compared to Fiscal 1992. Operating income was up in the Industrial Products and Communications Services business segments for Fiscal 1993; however, in the Aerospace Fasteners segment, operating income declined $31.1 million for Fiscal 1993, compared to the prior year. Both twelve month periods ended June 30, 1993, and June 30, 1992, included restructuring charges in the Aerospace Fasteners segment. Other corporate income also improved in Fiscal 1993. (See discussion below.)



Aerospace Fasteners
- -------------------

     Sales in the Aerospace Fasteners segment decreased 17.4% in Fiscal 1993, compared to Fiscal 1992, primarily due to the reduced order rates mentioned above. Ordering activity remained at low levels at commercial airplane original equipment manufacturers, engine manufacturers, in defense related procurements, and in the replacement markets served by distributors. In addition, customers rescheduled orders to take later delivery in line with reduced aircraft build rates.

     Operating income in the Aerospace Fasteners segment decreased $31.1 million in Fiscal 1993, in relation to the comparable Fiscal 1992 period. During the Fiscal 1993 period, the Company continued to implement restructuring plans and included a restructuring charge of $15.5 million to further downsize fastener operations in Europe and California and close and consolidate its New Jersey operations into California. This resulted in severance costs, plant closing and relocation costs, and the write off of excess assets. The Fiscal 1992 period included a restructuring charge of $2.5 million related to severance and early retirement benefits for terminated employees. Operating income in Fiscal 1993 also was negatively affected by (1) reduced demand and price erosion; (2) higher quality control costs resulting from customers' intensified quality requirements; and (3) increased provisions for excess and slow moving inventory, which amounted to $7.4 million in Fiscal 1993 versus $5.1 million in Fiscal 1992.

Industrial Products
- -------------------

     Sales in the Industrial Products segment increased 12.3% in Fiscal 1993 compared to Fiscal 1992. The increase in sales in the current period reflected customer response to the D-M-E's fast delivery programs, new products, and moderation of the impact of the economic recession which adversely affected results in Fiscal 1992. Domestic demand for tooling for plastics was strong while foreign demand was weak.

     Operating income in the Industrial Products segment increased 25.1% in Fiscal 1993, compared to Fiscal 1992. The improved results in Fiscal 1993 resulted from a higher sales volume and improved operating margins. Early in Fiscal 1992, the Industrial Products segment implemented several cost savings steps, including overhead reduction and improved inventory management programs, which have contributed to the higher operating margins.

Communications Services
- -----------------------

     Sales in the Communications Services segment increased 16.8% in Fiscal 1993, compared to Fiscal 1992, primarily due to the inclusion of sales from acquisitions, the addition of telecommunications franchises in new office buildings, and growth at existing sites.

     Operating income in the Communications Services segment increased 9.6% in Fiscal 1993 compared to Fiscal 1992, primarily due to increased sales. Operating income as a percent of sales declined in Fiscal 1993 to 21.6% from 23.0% in Fiscal 1992. The decline was due to lower long distance margins partially offset by lower selling, general and administrative expenses as a percent of sales.

Other Expenses/Income
- ---------------------

     Corporate Administrative Expense - Corporate administrative expense increased by $.9 million in Fiscal 1993 as compared to Fiscal 1992. This increase resulted from an increase in the Company's share of the total corporate administrative expense, primarily due to increased costs associated with the Company's compliance reporting requirements to its banks.

     Other Corporate Income - Other corporate income includes royalty income, rental income, and the reversal of excess reserves no longer deemed necessary. Other corporate income increased $.8 million in Fiscal 1993 compared to Fiscal 1992, primarily due to the adjustment of overstated health care liabilities of $2.7 million no longer deemed necessary in Fiscal 1993.

     Net Interest Expense - Net interest expense increased 19.2% in Fiscal 1993, compared to Fiscal 1992, primarily due to higher total borrowings and the higher interest rate on the new senior secured notes.

     Investment Income - Investment income of $1.4 million and $7.1 million was recorded in Fiscal 1993 and Fiscal 1992, respectively, resulting principally from dividends realized on participating pension annuity contracts.

     Income Taxes - For Fiscal 1993, the Company recorded a small income tax provision on a pretax loss. The effective tax rate was higher than the statutory rate largely due to permanent differences between financial reporting and tax accounting, the majority of which resulted from the acquisition of the Company by TFC in 1989. The most significant differences were depreciation related to the write-up to fair value of property, plant and equipment and amortization of goodwill, neither of which is deductible for tax purposes.

     Net Earnings (Loss) - Net earnings decreased $26.5 million in Fiscal 1993 compared to Fiscal 1992, primarily due to the $26.1 million drop in operating income, increased net interest expense of $5.2 million, and reduced investment income of $5.6 million, offset partially by lower income taxes due to the pretax loss.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at June 30, 1994, was $23.4 million which was $8.9 million lower than at June 30, 1993. The primary reasons for this reduction included a net increase in affiliated and external short term borrowings of $11.8 million and a $6.6 million decrease in inventories. Partially offsetting the effects of the working capital reductions mentioned above was an increase in accounts receivable of $4.6 million and an increase of $6.7 million in prepaids and other current assets primarily due to the earthquake insurance claim receivable.

     The Company also expects to generate cash from the sale of certain assets. Net assets held for sale at June 30, 1994 had a book value of $34.5 million and included three parcels of real estate in California and an 88 acre parcel of real estate located in Farmingdale, New York, which the Company plans to sell, lease or develop, subject to the resolution of certain environmental matters and market conditions. In June 1994 the Chatsworth facility was classified as assets held for sale, as a result of the earthquake.

     The Company's principal cash requirements include debt service, capital expenditures, acquisitions, payment of other liabilities and payment of dividends on preferred stock.

     The level of the Company's capital expenditures varies from year to year, depending upon the timing of capital spending for new production equipment, periodic plant and facility expansion, acquisition of building telecommunications assets, as well as cost reduction and labor efficiency programs. For the twelve month period ended June 30, 1994, capital expenditures including the cost of acquisitions were $16.1 million. The Company anticipates that total capital expenditures including the cost of acquisitions for the fiscal year ending June 30, 1995, will be approximately $19.6 million.

     During Fiscal 1994, goodwill was reduced by $7.0 million as a result of the restructuring charge which included a write down of goodwill related to certain aerospace fasteners product lines which are in the process of being discontinued.

     Other liabilities that require the use of cash include post-employment benefits for retirees, environmental investigation and remediation obligations, litigation settlements and related costs.

     The Company expects that cash generated from operations, borrowings, asset sales and the ability to refinance portions of its long-term debt will be adequate to satisfy cash requirements. If such sources are not adequate, the Company believes that additional capital resources would be available from RHI, via either new equity contributions or the assumption of certain of the Company's obligations. However, there can be no assurance that RHI would make these additional capital resources available to the Company.

     The Company's Credit Agreement requires the Company to comply with certain financial covenants including, achieving cumulative earnings before interest, taxes, depreciation and amortization, ("EBITDA Covenant"), and maintaining certain coverage ratios. The Company was in compliance with the Credit Agreement as of the end of Fiscal 1994. The Company has negotiated an amendment to the Credit Agreement (i) to accommodate the unusual loss from the January 17, 1994 Southern California earthquake, and (ii) to reduce by $5.0 million the Company's minimum requirement under the EBITDA Covenant for the duration of the Credit Agreement. To comply with the minimum EBITDA Covenant requirements (as amended), the Company's subsidiary, VSI, must earn for the cumulative total of the trailing four quarters, EBITDA as follows:
$68.6 million for the first quarter of Fiscal 1995, $70.4 million for the second quarter of Fiscal 1995, $72.1 million for the third quarter of Fiscal 1995, and $75.0 millon for the fourth quarter of Fiscal 1995. VSI's ability to meet the minimum requirement under the EBITDA covenant in Fiscal 1995 is uncertain, and there can be no assurance that the Company will be able in the future to comply with the minimum requirements under the EBITDA Covenant and other financial covenants under the Credit Agreement. Noncompliance with any of the financial covenants, without cure, or waiver would constitute an event of default under the Credit Agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line. If necessary, management believes a waiver can be obtained.

     Any available cash may be paid as dividends to RHI if the purpose of such dividends is to provide TFC with funds necessary to meet its debt service requirements under specified notes and debentures. All other dividends to RHI are subject to certain limitations under the Credit Agreement. As of June 30, 1994, the Company was unable to provide dividends to RHI. The Credit Agreement also restricts all additional borrowings under the Credit Facilities for the payment of any dividends.

IMPACT OF FUTURE ACCOUNTING CHANGES

Accounting by Creditors for Impairment of a Loan
- ------------------------------------------------

     On July 1, 1994 the Company implemented SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"). SFAS No. 114 is a change in accounting principle that requires the Company, as a creditor, to evaluate for impairment (i) the collectibility of the contractual principal and interest of accounts receivable and notes receivable with terms longer than one year, and (ii) all loans restructured in a troubled debt restructuring. Accordingly, any loan impairment shall be recognized in the financial statements. The effect of implementing SFAS No. 114, by the Company, was not material.

Accounting for Certain Investments and Debt and Equity Securities
- -----------------------------------------------------------------

     On July 1, 1994 the Company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 provides new rules on accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The effect of implementing SFAS No. 115, by the Company, was not material.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------------------------------------------------------

     The following consolidated financial statements of the Company and the report of the Company's independent public accountants with respect thereto, are set forth below.
                                                                  Page
                                                                  ----

Consolidated Balance Sheets as of June 30, 1994 and 1993....       27

Consolidated Statements of Earnings - The three years ended
   June 30, 1994, 1993 and 1992.............................       29

Consolidated Statements of Common Stockholder's Equity -
  The three years ended June 30, 1994, 1993 and 1992........       30

Consolidated Statements of Cash Flows - The three years
  ended June 30, 1994, 1993 and 1992........................       31

Notes to Consolidated Financial Statements..................       33

Report of Independent Public Accountants....................       55


     Supplementary data regarding "Quarterly Financial Information (Unaudited)" is set forth under this Item 8 in Note 16 to the Financial Statements.

         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                            (In thousands)
                                                 June 30,       June 30,
ASSETS                                             1994           1993
- ------                                           --------       --------
Current Assets:
Cash and cash equivalents.................      $   2,468       $    --
Accounts receivable-trade, less allowances
   of $2,135 and $1,746...................         68,364         63,767
Inventories:
   Finished goods.........................         46,358         51,776
   Work-in-process........................         28,418         30,766
   Raw materials..........................         10,120          8,987
                                                 --------       --------
                                                   84,896         91,529

Prepaid expenses and other current
   assets.................................         29,353         22,698
                                                 --------       --------
Total Current Assets......................        185,081        177,994

Property, plant and equipment - net.......        157,301        176,869

Net assets held for sale..................         34,515         27,808
Cost in excess of net assets acquired,
 (Goodwill) less accumulated amortization
 of $28,864 and $24,149...................        195,929        208,689
Deferred loan costs.......................          7,820          9,463
Prepaid pension assets....................         17,795         15,837
Notes receivable and other assets.........         19,035         23,350
                                                 --------       --------
Total Assets                                    $ 617,476      $ 640,010
                                                 ========       ========













The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                            (In thousands)
                                                  June 30,       June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                1994           1993
- ------------------------------------              --------       --------
Current Liabilities:
Bank notes payable and current maturities
 of long-term debt........................       $  12,735      $  50,437
Accounts payable..........................          32,372         28,826
Due to affiliated companies...............          52,250          2,748
Accrued liabilities:
   Wages, salaries and commissions........          13,527         13,621
   Employee benefit plans.................           2,015          1,321
   Insurance..............................          13,662         14,354
   Interest...............................           6,836          7,222
   Other..................................          28,311         27,186
                                                  --------       --------
                                                    64,351         63,704

Total Current Liabilities.................         161,708        145,715

Long-term debt............................         224,132        232,929
Retiree health care liabilities...........          49,200         49,035
Noncurrent income taxes...................          26,576         23,950
Other long-term liabilities...............          16,412         15,733
Redeemable preferred stock: $3.60
   Cumulative Series A Convertible
   Preferred Stock, without par value,
   424,701 shares authorized,
   issued and outstanding at redemption
   value of $45.00 per share..............          19,112         19,112

Stockholders' Equity:
Series B Preferred Stock, without par
  value, 3,000 shares authorized, 2,025
  and 1,976 issued and outstanding;
  liquidation value of $100,000 per share.         202,500        197,600
Series C Cumulative Preferred Stock,
  without par value, 558,360 shares
  authorized issued and outstanding;
  liquidation value of $45.00 per share...          24,015         24,015

Common Stockholder's Equity:
Common stock, par value of $100.00 per
  share, 1,400 shares authorized,
  issued, and outstanding.................             140            140
Paid-in capital...........................           2,390          2,230
Accumulated deficit.......................        (111,855)       (73,115)
Cumulative translation adjustment.........           3,146          2,666
                                                  --------       --------
Total Common Stockholder's Deficit........        (106,179)       (68,079)
                                                  --------       --------
Total Stockholders' Equity................         120,336        153,536
                                                  --------       --------
Total Liabilities and Stockholders' Equity       $ 617,476      $ 640,010
                                                  ========       ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
                            (In thousands)

                                          For the years ended June 30,
                                          ----------------------------
                                          1994        1993        1992
                                          ----        ----        ----
Revenues:
  Sales..............................  $ 444,145   $ 463,567   $ 489,780
  Other income - net.................        544       5,666       4,234
                                        --------    --------    --------
                                         444,689     469,233     494,014
Costs and Expenses:
  Cost of sales......................    337,881     351,074     358,034
  Selling, general & administrative..     72,601      74,228      78,222
  Research and development...........      3,940       3,262       4,140
  Amortization of goodwill...........      5,806       5,838       5,688
  Restructuring......................     18,860      15,469       2,500
  Unusual items......................      6,000         --          --
                                        --------    --------    --------
                                         445,088     449,871     448,584

Operating income.(loss)..............       (399)     19,362      45,430

Interest expense.....................     30,667      32,821      28,512
Interest income......................       (311)       (459)     (1,368)
                                        --------    --------    --------
Net interest expense.................     30,356      32,362      27,144

Investment income....................      3,354       1,424       7,066
Equity in earnings of affiliates.....        541         522         529
Minority interest....................       (181)       (129)       (210)
                                        --------    --------    --------
Earnings (loss) from continuing
  operations before taxes............    (27,041)    (11,183)     25,671
Income tax benefit (provision).......      4,792        (264)    (11,416)
                                        --------    --------    --------
Net earnings (loss) from continuing
  operations.........................    (22,249)    (11,447)     14,255
Extraordinary items, net.............       --          (810)       --
Cumulative effect of change in
  accounting for postretirement
  benefits, net......................       (252)       --          --
Cumulative effect of change in
  accounting for income taxes, net...    (11,486)       --          --
                                        --------    --------    --------
Net earnings (loss)..................  $ (33,987)  $ (12,257)  $  14,255
                                        ========    ========    ========
Series A Preferred Dividends.........  $   1,529   $   1,713   $   3,724
Series C Preferred Dividends.........      2,373       2,160        --
                                        --------    --------    --------
Net earnings (loss) after Preferred
  Dividends..........................  $ (37,889)  $ (16,130)  $  10,531
                                        ========    ========    ========
Dividends to RHI Holdings, Inc.
  (Parent)...........................  $    --     $  50,000   $    --
                                        ========    ========    ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                     (In thousands, except per share amounts)

                                                            Cumulative
                                 Common  Paid-in  Retained  Translation
                                 Stock   Capital  Earnings  Adjustment
                                 ------  -------  --------  -----------
BALANCE, June 30, 1991           $  140  $ 1,309 $ (17,516)   $ 2,611
- ----------------------------
Purchase of preferred stock.        --       921      --         --
Translation adjustment, net
 of income taxes of $300....        --      --        --        3,558
Net earnings................        --      --      14,255       --
Cash dividends to preferred
 stockholders...............        --      --      (3,724)      --
                                  -----   ------   -------     ------
BALANCE, June 30, 1992              140    2,230    (6,985)     6,169
- ----------------------------
Translation adjustment, net
 of income taxes of $76.....        --      --        --       (3,503)
Net loss....................        --      --     (12,257)      --
Cash dividends to preferred
 stockholders...............        --      --      (3,873)      --
Cash dividends to parent....        --      --     (50,000)      --
                                  -----   ------   -------     ------
BALANCE, June 30, 1993              140    2,230   (73,115)     2,666
- ----------------------
Issuance of preferred stock
  to parent.................        --       143      --         --
Transfer of subsidiary from
  parent....................        --        17      (851)      --
Translation adjustment, net
 of income taxes of $113....        --      --        --          480
Net loss....................        --      --     (33,987)      --
Cash dividends to preferred
 stockholders...............        --      --      (3,902)      --
                                  -----   ------   -------     ------
BALANCE, June 30, 1994           $  140  $ 2,390 $(111,855)   $ 3,146
                                  =====   ======   =======     ======





The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                             For the years ended June 30,
                                           ------------------------------
                                             1994       1993       1992
                                           --------   --------   --------
Cash flows from operation activities:
  Net earnings (loss).................... $ (33,987) $ (12,257) $  14,255
  Adjustments to reconcile net earnings
    (loss):
  Cumulative effect of change in
    accounting for postretirement
    benefits - net.......................       252       --         --
  Cumulative effect of change in
    accounting for income taxes - net....    11,486       --         --
   Depreciation and amortization......       32,295     30,477     25,998
   Accretion of discount on long-term
    liabilities......................         3,891      2,205      5,360
  Equity in earnings of affiliates.......      (541)      (522)      (529)
  Provision for restructuring and
    unusual items (excluding cash
    payments of $6,020 in 1994 and
    $7,896 in 1993)......................    18,840      7,573        --
  Minority interest......................       181        129        210
  (Gain) loss on sale of property,
    plant and equipment..................       583      2,364       (146)
  Change in accounts receivable..........    (2,114)     6,942      3,681
  Change in inventories..................     4,246      9,444     (1,184)
  Change in other current assets.........   (10,063)   (11,896)     4,580
  Change in other non-current assets.....       698     (5,643)    (5,008)
  Change in accounts payable, accrued
    and other liabilities................   (12,593)   (17,295)    (6,380)
                                           --------   --------    -------
Net cash provided by operating activities    13,174     11,521     40,837
                                           --------   --------    -------
Cash flows from investing activities:
  Acquisitions, net of cash acquired.....      --       (7,313)      --
  Collections on notes and other
    receivables related to operations
    sold.................................     1,183        218        147
  Purchases of property, plant and
    equipment............................   (16,092)   (15,508)   (26,559)
  Proceeds from sales of property, plant
   and equipment.........................     1,351        975      1,234
  Change in net assets held for sale.....    (1,291)     2,015      2,465
                                           --------   --------    -------
Net cash used for investing activities...   (14,849)   (19,613)   (22,713)
                                           --------   --------    -------



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                              (In thousands)
                                             For the years ended June 30,
                                           ------------------------------
                                             1994       1993       1992
                                           --------   --------   --------
Cash flows from financing activities:
  Proceeds from issuance of debt......... $ 106,960  $ 180,942  $  31,331
  Debt repayments........................  (103,951)  (125,072)   (43,056)
  Issuance of Series B preferred stock...     4,000      5,000      2,600
  Issuance of Series C preferred stock...      --       24,015       --
  Purchase/exchange of Series A preferred
    stock................................      --      (25,126)    (5,911)
  Paid-in capital contribution...........       143       --         --
  Payment of dividends...................    (3,902)   (53,782)    (3,853)
                                           --------   --------   --------
Net cash provided by (used for) financing
  activities.............................     3,250      5,977    (18,889)
                                           --------   --------   --------
Effect of exchange rate changes on cash..       893     (2,900)       340
Net increase (decrease) in cash and cash
  equivalents............................     2,468     (5,015)      (425)
Cash and cash equivalents, beginning
  of year................................      --        5,015      5,440
                                           --------   --------   --------
Cash and cash equivalents, end of year... $   2,468  $    --    $   5,015
                                           ========   ========   ========





















The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Corporate Structure: Fairchild Industries, Inc. is incorporated in the State of Delaware. As used herein, the term "Company" refers to Fairchild Industries, Inc. and its subsidiaries unless otherwise indicated. The Company is a subsidiary of RHI Holdings, Inc. ("RHI") which is in turn a wholly-owned subsidiary of The Fairchild Corporation ("TFC"). The Company conducts its operations through its wholly-owned subsidiary VSI Corporation ("VSI").

     Fiscal Year: The fiscal year ("Fiscal") of the Company ends on June 30. All references herein to "1994", "1993", and "1992" mean the fiscal years ended June 30, 1994, 1993 and 1992, respectively.

     Principles of Consolidation: The consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its majority-owned subsidiaries. Investments in companies owned between 20 percent and 50 percent are recorded at cost, adjusted for equity in undistributed earnings or losses since the
date of acquisition.   All significant intercompany accounts and transactions
have been eliminated in consolidation.

     Statements of Cash Flows: For purposes of these statements, the Company considers all temporary investments with original maturity dates of three months or less as cash equivalents. Total cash disbursements made by the Company for income taxes and interest were as follows:

     (In thousands)                          1994       1993       1992
                                           --------   --------   --------
     Interest..........................    $ 25,050   $ 19,129   $ 24,477
     Income taxes......................         270      1,171      4,015

     Inventories: Inventories are valued at the lower of cost or market, with cost determined primarily on the last-in, first-out (LIFO) basis. Inventories from continuing operations are valued as follows:

     (In thousands)                             June 30,        June 30,
                                                  1994            1993
                                                --------        --------
     Last-in, first-out (LIFO)...............   $ 69,828        $ 78,068
     First-in, first-out (FIFO)..............     15,068          13,461
                                                 -------         -------
     Total inventories.......................   $ 84,896        $ 91,529
                                                 =======         =======

     For inventories valued on the LIFO method, the excess of current FIFO value over stated LIFO value was approximately $7,924,000 and $8,981,000 at June 30, 1994 and 1993, respectively. The LIFO decrement was immaterial for Fiscal 1994.

     Properties and Depreciation: Properties are stated at cost and depreciated over estimated useful lives, generally on a straight-line basis. For Federal income tax purposes, accelerated depreciation methods are used. No interest costs were capitalized in any of the years presented. Property, plant, and equipment consisted of the following:

     (In thousands)                             June 30,        June 30,
                                                  1994            1993
                                                --------        --------
     Land...................................    $ 14,229        $ 19,667
     Buildings and improvements.............      32,937          38,206
     Machinery and equipment................     183,693         171,515
     Transportation vehicles................         529             536
     Furniture and fixtures.................       5,118           4,375
     Construction in progress...............       6,358           5,209
                                                 -------         -------
                                                 242,864         239,508
     Less:  Accumulated depreciation........     (85,563)        (62,639)
                                                 -------         -------
     Net property, plant, and equipment.....    $157,301        $176,869
                                                 =======         =======

     Amortization of Goodwill: The excess of cost of purchased businesses over the fair value of their net assets at acquisition dates (goodwill) is being amortized on a straight-line basis over 40 years.

     Deferred Loan Costs: Deferred loan costs associated with various debt issues are being amortized over the terms of the related debt, based on the amount of outstanding debt, using the effective interest method.
Amortization expense for these loan costs was $2,201,000, $1,895,000 and $1,344,000 for Fiscal 1994, 1993 and 1992, respectively.

     Impairment of Long Lived Assets: The Company reviews its long lived assets, including property, plant and equipment, identifiable intangibles and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. To determine recoverability of its long lived assets the Company evaluates the probability that undiscounted future net cash flows, without interest charges, will be less than the carrying amount of the assets.

     Despite two consecutive years of operating losses in the Company's Aerospace Fasteners Segment, the Company believes that future net cash flows from this segment will be sufficient to permit recovery of the segment's long lived assets, including the remaining goodwill, after a $7,000,000 reduction of goodwill in Fiscal 1994 relating to certain aerospace product lines which are in the process of being discontinued.

     Foreign Currency Translation: All balance sheet accounts of foreign subsidiaries are translated at the current exchange rate as of the end of the accounting period. Income statement items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of stockholders' equity. Transaction gains and losses included in other income were not significant.

     Research and Development: Company-sponsored research and development expenditures are expensed as incurred.

     Reclassifications: Certain amounts in prior years' financial statements have been reclassified to conform to the Fiscal 1994 presentation.

2.   ACQUISITIONS
     ------------

     Within the last few years, Fairchild Communications Services Company ("Fairchild Communications"), a partnership whose partners are indirect subsidiaries of the Company, has completed the acquisition of several small companies involved in the sale of telecommunications services and equipment of tenants in commercial office buildings. In the third quarter of Fiscal 1993, Fairchild Communications acquired all the telecommunication assets of Office Networks, Inc., for approximately $7,300,000.

     The cost of Fiscal 1992 acquisitions by Fairchild Communications totaled approximately $4,960,000. These purchases included: Bramtel, Inc. purchased August 1991 for $1,800,000; Hansen Communications purchased September 1991 for $160,000; certain assets of Telshare Associates Limited Partnership purchased April 1992 for approximately $1,100,000; and the stock of Teletech Resources Corporation purchased May 1992 for approximately $1,900,000, subject to certain adjustments.

3.   NET ASSETS HELD FOR SALE
     ------------------------

     The Company has decided not to sell Fairchild Data Corporation ("Data") which previously was included in net assets held for sale. The Company is recording the current period's results from Data with the Company's Industrial Products Segment. Sales from Data formerly included in net assets held for sale, and not included in results of operations, were $15,432,000 and $13,624,000 for the twelve months ended June 30, 1993 and 1992, respectively. The impact of Data's earnings on the prior year periods was immaterial.

     Net assets held for sale at June 30, 1994 includes several parcels of real estate in California and an 88 acre parcel of real estate located in Farmingdale, New York, which the Company plans to sell, lease or develop, subject to the resolution of certain environmental matters and market conditions.

     Net assets held for sale are recorded at estimated net realizable values, which reflect anticipated sales proceeds and other carrying costs to be incurred during the holding period. Interest is not allocated to net assets held for sale.


4.   NOTES PAYABLE AND LONG-TERM DEBT
     --------------------------------

     At June 30, 1994 and 1993, notes payable and long-term debt consisted of the following:

                                                   June 30,      June 30,
     (In thousands)                                  1994          1993
                                                   --------      --------
     Short-term notes payable....................  $  3,592      $ 40,792
                                                    =======       =======

     Bank credit agreement.......................  $ 97,315      $102,700
     9.75% Subordinated Debentures, due annually
       1995 through 1998, effective rate 10.5%...     3,998         4,524
     12.25% Senior secured notes due 1999........   125,000       125,000
     10.65% Industrial revenue bonds.............     1,500         1,500
     Capital lease obligations, interest from
       5.85% to 15.50% (see Note 13).............     3,302         6,588
     Other notes payable, collateralized
       by property or equipment, interest
       from 5.5% to 11.5%........................     2,160         2,262
                                                    -------       -------
                                                    233,275       242,574
     Less:  Current maturities...................     9,143         9,645
                                                    -------       -------
                                                   $224,132      $232,929
                                                    =======       =======

     The Company maintains a credit agreement (the "Credit Agreement") with a consortium of banks, which provides a revolving credit facility and term loans (collectively the "Credit Facilities"). The Credit Facilities generally bear interest at 2.75% over the London Interbank Offer Rate ("LIBOR") for the revolving credit facility and Term Loan VII, and at 3.75% over LIBOR for Term Loan VIII, respectively. The commitment fee on the unused portion of the revolving credit facility was 0.5% at June 30, 1994. The Credit Facilities mature March 31, 1997 and are secured by substantially all the Company's assets.

     The following table summarizes the Credit Facilities under the Credit Agreement.

                                                 Outstanding      Total
                                                    as of       Available
     (In thousands)                             June 30, 1994   Facilities
                                                -------------   ----------
     Revolving Credit Facility................     $   --        $ 59,500*
     Term Loan VII............................       55,315        55,315
     Term Loan VIII...........................       42,000        42,000
                                                    -------       -------
                                                   $ 97,315      $156,815
                                                    =======       =======


     * Subsequent to June 30, 1994, the revolving credit facility was modified by $9,250,000 to $50,250,000. In addition, the borrowing rate was increased to generally bear interest at 3.75% over LIBOR and the commitment fee increased to 1.0%.

     At June 30, 1994, the Company had unused bank lines of credit aggregating $51,706,000 at interest rates approximating the prime rate. The Company has short-term lines of credit relating to foreign operations aggregating $12,147,000 against which the Company owed $3,592,000 at June 30, 1994.

     At June 30, 1994, the Company had outstanding letters of credit of $7,794,000 which were supported by the Credit Agreement and other bank facilities on an unsecured basis.

     On August 5, 1992, the Company completed a public offering and issued at par $125,000,000 of 12.25% Senior Secured Notes due 1999 (the "Notes"). The Notes are redeemable, in whole or in part, at the Company's option on or after August 1, 1997, at 102% of their aggregate principal amount, and thereafter, beginning August 1, 1998, at 100% of their aggregate principal amount plus accrued interest. The Notes are senior secured obligations of the Company, ranking "pari passu" with the Company's existing and future senior indebtedness. The proceeds from the sale of the Notes were used to
(i) repay $55,000,000 of the Company's term loans under the Credit Agreement,
(ii) repay $50,000,000 of loans under VSI's revolving credit facility under the Credit Agreement (which amounts will be available for future borrowings), including $30,000,000 which the Company paid as a portion of dividends (the "Dividends") to its parent, RHI, and (iii) as part of the Dividends, repay $20,000,000 of loans under RHI's revolving credit facility under the Credit Agreement.

     As a result of the issuance of the Notes, certain amendments (the "Bank Amendments") to the Company's bank Credit Agreement became effective on August 5, 1992. As part of the Bank Amendments, (i) the lenders have extended to 1997 the maturity of $42,000,000 of term loans to the Company,
(ii) the lenders have extended from 1994 to 1997 $50,250,000 of loans under VSI's revolving credit facility, (iii) the Company has repaid $55,000,000 of term loans from the proceeds of the Notes, (iv) the Company has repaid $50,000,000 of loans under its revolving credit facility, (v) the interest rate on loans outstanding to the Company and VSI under the Credit Agreement has been increased, and (vi) the Credit Agreement was amended in certain other respects to permit greater operating flexibility and to permit the payment of the Dividends under specified conditions.

     The Credit Agreement contains certain covenants, including a material adverse change clause, and restrictions on dividends, capital expenditures, capital leases, operating leases, investments and indebtedness. It requires the Company to comply with certain financial covenants including achieving cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA Covenant"), and maintaining certain coverage ratios. The Company was in compliance with the Credit Agreement at June 30, 1994.

     The Company has negotiated an amendment to the Credit Agreement (i) to accommodate the unusual loss from the January 17, 1994 Southern California earthquake, and (ii) to reduce by $5,000,000 the Company's minimum requirement under the EBITDA Covenant for the duration of the Credit Agreement. To comply with the minimum EBITDA Covenant requirement (as amended), the Company's subsidiary, VSI, must earn for the cumulative total of the trailing four quarters, EBITDA as follows: $68,600,000 for the first quarter of Fiscal 1995, $70,360,000 for the second quarter of Fiscal 1995, $72,120,000 for the third quarter of Fiscal 1995 and $75,000,000 for the fourth quarter of Fiscal 1995. VSI's ability to meet the minimum requirement under the EBITDA Covenant in Fiscal 1995 is uncertain, and there can be no assurance that the Company will be able in the future to comply with the minimum requirement under the EBITDA Covenant and other financial covenants under the Credit Agreement. Noncompliance with any of the financial covenants, without cure, would constitute an event of default under the Credit Agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line. If necessary, management believes a waiver can be obtained.

     Any available cash may be paid as dividends to RHI if the purpose of such dividends is to provide TFC with funds necessary to meet its debt service requirements under specified notes and debentures. All other dividends to RHI are subject to certain limitations under the Credit Agreement. As of June 30, 1994, the Company was unable to provide dividends to RHI. The Credit Agreement also restricts all additional borrowings under the Credit Facilities for the payment of any dividends.

     VSI's capital expenditures are limited during the remaining term of the Credit Agreement to the lower of (i) an annual ceiling of $25,200,000 to $26,500,000 per year, or (ii) 30% of the prior Fiscal year's earnings before interest, taxes, depreciation and amortization. Capital expenditure reductions can be offset by cash contributions from RHI. Capital expenditures can also be increased if cash proceeds are received from the sale of other property, subject to approval by the senior lenders under the Credit Agreement. The Company's sale of property, plant, and equipment is limited during the remaining term of the Credit Agreement.

     The indenture, covering the Company's 9.75% subordinated debentures, places restrictions on payment of dividends and the creation of additional debt of equal priority with the debentures. The Company is in compliance with these restrictions at June 30, 1994.

     Annual maturities of long-term debt obligations (exclusive of capital lease obligations) for each of the five years following June 30, 1994 are as follows: $6,957,000 for 1995, $8,728,000 for 1996, $86,506,000 for 1997,
$1,000,000 for 1998, and $125,000,000 for 1999.

5.   PENSIONS AND POSTRETIREMENT BENEFITS
     -------------------------------------

     Pensions
     --------

     The Company has established defined benefit pension plans covering substantially all employees. Employees in foreign subsidiaries may participate in local pension plans which are in the aggregate insignificant and are not included in the following disclosures. The Company's funding policy for the plans is to contribute each year the minimum amount required under the Employee Retirement Income Security Act of 1974.

     The following table provides a summary of the components of net periodic pension cost for the plans:

 (In thousands)                            1994        1993        1992
                                           ----        ----        ----
Service cost of benefits earned during
  the period..........................  $  3,827    $  4,183    $  4,243
Interest cost of projected benefit
  obligation..........................     5,665       5,479       4,843
Return on plan assets.................       (41)    (13,397)     (4,652)
Net amortization and deferral.........    (7,407)      6,939      (1,509)
Amortization of prior service cost....       125         111         113
                                         -------     -------     -------
Net periodic pension cost.............     2,169       3,315       3,038
Early retirement payout...............       758         817        --
                                         -------     -------     -------
Total pension cost....................  $  2,927    $  4,132    $  3,038
                                         =======     =======     =======

Assumptions used in accounting for the plans were:

                                           1994        1993        1992
                                           ----        ----        ----
Discount Rate..........................    8.5%        8.5%        8.5%
Expected rate of increase in salaries..    4.5%        4.5%        4.5%
Expected long term rate of return on
  plan assets..........................    9.0%        9.0%        9.0%

     The following table sets forth the funded status and amounts recognized in the Company's statement of financial position at June 30, 1994 and 1993 for its defined benefit pension plans:

                                        June 30,       June 30,
(In thousands)                            1994           1993
                                        --------       --------
Projected benefit obligation:
  Vested benefit obligation..........   $ 60,372       $ 53,913
  Non-vested benefits................      4,908          6,183
                                         -------        -------
  Accumulated benefit obligation.....   $ 65,280       $ 60,096
                                         =======        =======
  Projected benefit obligation.......   $ 69,697       $ 64,138
  Plan assets at fair value..........     75,904         85,365
                                         -------        -------
Plan assets in excess of
  projected benefit obligations......      6,207         21,227
Unrecognized net loss................     16,823          4,502
Unrecognized prior service cost......        406            633
                                         -------        -------
Prepaid pension cost prior to SFAS
  109 implementation.................   $ 23,436       $ 26,362
Effect of SFAS 109 implementation....     (5,641)           --
                                         -------        -------
Prepaid pension cost.................   $ 17,795       $ 26,362
                                         =======        -------
Prepaid pension cost, net of tax.....                  $ 15,837
                                                        =======

     All of the Company's defined benefit plans have assets in excess of accumulated benefit obligations.

     Plan assets include Class A common stock of The Fairchild Corporation of $3,172,000 and $2,968,000 at June 30, 1994 and 1993, respectively.
Substantially all of the plan assets are invested in listed stocks and bonds.

     Postretirement Health Care Benefits
     -----------------------------------

     Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 ("SFAS No. 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions". This new standard requires that the expected cost of postretirement benefits be accrued and charged to expense during the years the employees render the service. This is a significant change from the Company's previous policy of expensing these costs for active employees when paid.

     The Company elected the immediate recognition method of adoption of SFAS No. 106. The unamortized portion of the overstated liability for discontinued operations was $10,652,000, net of tax, which substantially offset a $10,904,000, net of tax, charge relating to the transition obligation for active employees and retirees of continuing operations. The charge to net earnings from the cumulative effect of this accounting change was $252,000, net of tax.

     The Company provides health care benefits for most retired employees. Postretirement health care expense from continuing operations totaled $1,948,000, $1,366,000 and $840,000 for the years ended June 30, 1994, 1993 and 1992, respectively. The Company has accrued approximately $33,397,000 as of June 30, 1994, for postretirement health care benefits related to discontinued operations. This represents the cumulative discounted value of the long-term obligation and includes interest expense of $2,849,000, $4,866,000 and $5,099,000 for the years ended June 30, 1994, 1993 and 1992, respectively. The components of expense for continuing operations and discontinued operations combined in 1994 are as follows:

     (In thousands)
     Service cost of benefits earned................$    437
     Interest cost on liabilities...................   4,364
     Net amortization and deferral..................      (4)
                                                     -------
     Net periodic postretirement benefit cost.......$  4,797
                                                     =======

     The following table set forth the funded status for the Company's postretirement health care benefit plan:

     (In thousands)
     Accumulated postretirement benefit obligations:
       Retirees.....................................$ 46,881
       Fully eligible active participants...........     497
       Other active participants....................   4,962
                                                     -------
     Accumulated postretirement benefit obligation..  52,340
     Unrecognized net loss..........................    (427)
                                                     -------
     Accrued postretirement benefit cost............$ 51,913
                                                     =======

     The accumulated postretirement benefit obligation was determined using a discount rate of 8.5%, and a health care cost trend rate of 9.5% and 6.5% for pre-age-65 and post-age-65 employees, respectively, gradually decreasing to 4.5% and 5.0%, respectively, in the year 2003 and thereafter.

     Increasing the assumed health care cost trend rates by 1% would increase the accumulated postretirement benefit obligation as of June 30, 1994, by approximately $2,093,000, and increase net periodic postretirement benefit cost by approximately $238,000 for Fiscal 1994.

6.   INCOME TAXES
     ------------

     Effective July 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes".

     Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of SFAS No. 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

     As permitted under SFAS No. 109, prior years' financial statements have not been restated. The Company elected the immediate recognition method and recorded a $11,486,000 charge representing the prior years' cumulative effect. This charge represents deferred taxes that had to be recorded related primarily to fixed assets, prepaid pension expense, and inventory basis differences.

The provision for income taxes from continuing operations is summarized as follows:

(In thousands)
                                           1994        1993        1992
                                         --------    --------    --------
Continuing operations:
 Current:
   Federal.........................     $  (9,355)  $  (3,059)  $   3,500
   State...........................           635       1,002         944
   Foreign.........................           158       1,335       4,300
                                         --------    --------    --------
                                           (8,562)       (722)      8,744
 Deferred:
   Federal.........................         3,528         960       2,306
   State...........................           242          26         366
                                         --------    --------    --------
                                            3,770         986       2,672
                                         --------    --------    --------
Net tax provision (benefit)........     $  (4,792)  $     264   $  11,416
                                         ========    ========    ========

     The income tax provision for continuing operations differs from that computed using the statutory Federal income tax rate of 35.0% in 1994 and 34.0% in the 1993, and 1992 periods for the following reasons:

(In thousands)                              1994        1993        1992
                                          --------    --------    --------
Computed statutory amount..............  $  (9,465)  $  (3,802)  $   8,728
State income taxes, net of applicable
  Federal tax benefit..................        655         678         865
Foreign Sales Corporation benefits.....       (350)       (340)       (468)
Nondeductible acquisition valuation
  items................................      4,356       1,136         903
Tax on foreign earnings, net of tax
   credits.............................        138       2,956       2,000
Other..................................       (126)       (364)       (612)
                                          --------    --------    --------
                                         $  (4,792)  $     264   $  11,416
                                          ========    ========    ========

     The following table is a summary of the significant components of the Company's deferred tax assets and liabilities as of June 30, 1994:

(In thousands)                            June 30,
                                           1994
                                          -------
Deferred tax assets:
  Accrued expenses.....................  $  8,774
  Asset basis differences..............        64
  Employee compensation and benefits...     4,985
  Environmental reserves...............     4,239
  Credit carryforwards.................     2,891
  Postretirement benefits..............    19,160
  Other................................     1,518
                                          -------
                                           41,631
Deferred tax liabilities
  Asset basis differences..............   (42,186)
  Inventory............................    (9,870)
  Pensions.............................    (5,169)
  Other................................    (1,609)
                                          -------
                                          (58,834)
                                          -------
Net deferred tax liability.............  $(17,203)
                                          =======

     For years prior to the change in the method of accounting for taxes, the deferred income tax component of the income tax provision for continuing operations consists of the effect of timing differences related to:

(In thousands)                              1993        1992
                                          --------    --------

Compensation and other wage related...   $     813   $  (1,417)
Pension expense and reversion.........         200      (1,564)
Depreciation..........................       2,839       3,048
Other.................................      (2,866)      2,605
                                          --------    --------
                                         $     986   $   2,672
                                          ========    ========

     Domestic income taxes, less allowable credits, are provided on the unremitted income of foreign subsidiaries and affiliated companies, to the extent that such earnings are intended to be repatriated. No domestic income taxes or foreign withholding taxes are provided on the undistributed earnings of foreign subsidiaries and affiliates that are considered permanently invested, or which would be offset by allowable foreign tax credits. At June 30, 1994, the amount of domestic taxes payable upon distribution of such earnings is not significant.

     In the opinion of management, adequate provision has been made for all income taxes and interest, and any tax liability that may arise for prior periods will not have a material effect on the financial condition or results of operations of the Company.

7.   REDEEMABLE PREFERRED STOCK
     --------------------------

     On August 21, 1992, the Company closed on an offer to exchange (the "Exchange Offer") on a one-for-one basis, up to 90% of the outstanding shares of Series A Convertible Preferred Stock of the Company for shares of Series
C Cumulative Preferred Stock of the Company. The Exchange Offer resulted in an increase in stockholders' equity of $25,126,000 (prior to fees and expenses) due to the Series C Preferred Stock not being mandatorily redeemable or convertible to cash. Approximately 56.8% of the outstanding shares of the Series A Preferred Stock were exchanged for shares of the Series C Preferred Stock. The Series C Preferred Stock has an annual dividend requirement of $4.25 per share through July 21, 1999, and $7.00 per share thereafter. The Company's requirement to redeem annually shares of Series A Preferred Stock has been reduced by the number of shares of Series
A Preferred Stock exchanged for Series C Preferred Stock, i.e., by 558,360 shares. Both the Series A Preferred Stock and the Series C Preferred Stock are listed on the New York Stock Exchange.

     The Series A Preferred Stock is subject to annual mandatory redemptions of 165,564 shares per annum at $45.00 per share, plus any dividend arrearages, commencing in 1989. In addition, the Company has the option of redeeming any or all shares at $45.00 per share. The Company announced on August 30, 1989, that the Board of Directors authorized expenditure of up to $25,000,000 for additional early redemption of these shares as market conditions permit. The Company purchased 146,892 shares of its Series A Preferred Stock in Fiscal 1992. The Company did not purchase any shares in Fiscal 1994 and 1993.

     Holders of the Series A Preferred Stock have general voting rights. Additionally, in the event of a cumulative arrearage equal to six quarterly dividends, all Series A Preferred stockholders have the right to elect separately, as a class, two members to the Board of Directors. No cash dividends can be declared or paid on any stock junior to the Series A Preferred Stock in the event of dividend arrearages or a default in the obligation to redeem such Series A Preferred Stock. Due to the merger of the Company with RHI in August 1989, holders of the Series A Preferred Stock are entitled, at their option, but subject to compliance with certain covenants under the Company's Credit Agreement, to redeem their shares for $27.18 in cash.

     Annual maturity redemption requirements for redeemable preferred stock as of June 30, 1994, are as follows: $0 for 1995, $4,211,000 for 1996,
$7,450,000 for 1997, and $7,450,000 for 1998.

8.   EQUITY SECURITIES
     -----------------

     3,000 shares of Series B Preferred Stock were authorized, 2,025 and 1,976 shares were issued and outstanding at June 30, 1994 and 1993. All of the Series B Preferred Stock is owned by the Company's parent, RHI.

9.   FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

     Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Disclosures about Fair Value of Financial Instruments," requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and Cash Equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates the fair value.

     Investment Securities: Fair values for equity securities are based on quoted market prices, where available. For equity securities not actively traded, fair values are estimated by using quoted market prices of comparable instruments or, if there are no relevant comparables, on pricing models or formulas using current assumptions. The fair value of limited partnerships and other investments are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investment.

     Notes Receivable: Fair values of notes receivable are estimated by using discounted cash flow analyses, using a current market rate applicable to the yield, credit quality, and maturity of the investment.

     Short-term Borrowings: The carrying amounts of the Company's short-term borrowings approximate their fair values.

     Long-term Borrowings and Notes Payable: The carrying amounts of borrowings under its bank credit agreement and current maturities of long-term debt approximate their fair value. The fair value of the Company's subordinated debentures and senior notes are based on quoted market prices, where available. For subordinated debentures not actively traded, fair values are estimated by using quoted market prices of comparable instruments. The fair value for the Company's other fixed rate long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     Redeemable Preferred Stock: The fair value for redeemable preferred stock is based on the quoted market price.

     Off-balance-sheet Instruments: Fair values for the Company's off-balance-sheet instruments (letters of credit, commitments to extend credit, and lease guarantees) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties' credit standing. The current period's fair value of the Company's off-balance-sheet instruments is not material.

     The carrying amounts and fair values of the Company's financial instruments at June 30, 1994 and June 30, 1993 are as follows:

                                      June 30, 1994             June 30, 1993
                                   ---------------------      ---------------------
                                   Carrying      Fair         Carrying        Fair
(In Thousands)                      Amount       Value         Amount        Value
                                   --------     --------      --------     --------
Cash                               $  2,468     $  2,468      $   --       $   --
Investment Securities:
  Long-term limited partnership..     3,396        4,299         3,808        4,706
Notes Receivable:
  Current........................     1,275        1,229         3,082        3,030
  Long-term......................      --           --           2,458        2,459
Short-term debt..................     3,592        3,592        40,792       40,792
Long-term debt:
  Bank credit agreement..........    97,315       97,315       102,700      102,700
  Subordinated debentures and
    senior notes.................   128,998      128,428       129,524      133,627
  Industrial revenue bonds.......     1,500        1,500         1,500        1,500
  Capitalized leases.............     3,302        3,302         6,588        6,588
  Other..........................     2,160        2,160         2,262        2,262
Redeemable preferred stock.......    19,112       15,608        19,112       13,378

10.  RESTRUCTURING CHARGES
     ---------------------

     During the Fiscal 1994 period, as a result of the sustained soft worldwide demand for aircraft, aircraft engines and the resulting decline in new order rates and prices for aerospace fasteners, the Company has continued to undertake additional restructuring actions to further downsize, reduce costs, reduce cycle times and improve margins. These restructuring efforts include discontinuance of certain aircraft engine bolt and other product lines, increased cellularization of manufacturing processes, relocation of its New Jersey operations into California and re-engineering certain manufacturing processes and methods to meet increased customer quality standards.

     The Company recorded a pretax restructuring charge of $18,860,000 in Fiscal 1994 to cover the cost of the above mentioned restructuring activities, including the write down of goodwill and surplus assets related to certain product lines, severance benefits and the nonrecurring costs associated with the cellularization and reengineering of manufacturing processes and methods. Depending on future demand and prices of aerospace fasteners, the Company may take further restructuring actions in the future and may record additional restructuring charges for the cost of these activities.

     The Company recorded restructuring charges of $15,469,000 and $2,500,000 in Fiscal 1993 and 1992, respectively, relating to the downsizing of fastener operations in Europe and California, and severance and early retirement benefits for terminated employees.

11.  UNUSUAL ITEMS
     -------------

     On January 17, 1994, the Company's Chatsworth, California Aerospace Fasteners manufacturing facility suffered extensive damage from the Southern California earthquake. As a result, the Company relocated the Chatsworth manufacturing operations to its other Southern California facilities. This disruption has caused increased costs and reduced revenues in the Fiscal 1994 third and fourth quarters. While the Company carries insurance for both business interruption and property damage caused by earthquakes, the policy has a 5% deductible. The Company has recorded an unusual pretax loss of $4,000,000 in Fiscal 1994 in the Aerospace Fasteners segment to cover the estimated net cost of the damages and related business interruption caused by the earthquake. An insurance claim of $5,900,000 has been recorded for recoverability of costs related to business interruption and property damage. In addition, the Company recorded a write down of $2,000,000 relating to this real estate which is now included in net assets held for sale.

12.  RELATED PARTY TRANSACTIONS
     --------------------------

     The Company's corporate staff performs work for each of the three corporate entities. Corporate administrative expense incurred by the Company is invoiced to RHI and to TFC on a monthly basis and represents the estimated cost of services performed on behalf of such companies by the Company. The estimated cost is based primarily on estimated hours spent by corporate employees on functions related to RHI and to TFC.

     The Company has entered into a tax sharing agreement with its parent whereby the Company is included in the consolidated federal income tax return of the parent. The Company makes payments to the parent based on the amounts of federal income taxes, if any, it would have paid had it filed a separate federal income tax return.

     The Aerospace Fasteners segment had sales to Banner Aerospace, Inc. a 47.2% affiliate of RHI, of $5,680,000, $8,750,000 and $10,941,000 for the
years ended June 30, 1994, 1993 and 1992, respectively.

13.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Leases
     ------

     The Company leases certain of its facilities and equipment under capital and operating leases. The following is an analysis of the assets under capital leases included in property, plant and equipment:

    (In thousands)
                                                June 30,
     Description                                  1994
     -----------                                 ------
     Machinery and equipment.................   $13,376
     Less:  Accumulated depreciation.........    (5,665)
                                                 ------
                                                $ 7,711
                                                 ======
Future minimum lease payments:

                                           Operating          Capital
     (In thousands)                         Leases            Leases
                                            ------            ------
     1995...............................   $ 6,835           $ 2,428
     1996...............................     6,168               994
     1997...............................     5,549               256
     1998...............................     4,924                 8
     1999...............................     4,586                --
     Thereafter.........................     4,051                --
                                            ------            ------
                                           $32,113             3,686
                                            ======
     Less:  Amount representing interest                        (384)
                                                              ------
     Present value of capital lease
       obligations......................                     $ 3,302
                                                              ======

     Rental expense under all leases amounted to $7,193,000, $9,575,000 and $10,410,000 for the years ended June 30, 1994, 1993 and 1992, respectively.

     In connection with the sale of Metro Credit Corporation, the Company remained contingently liable as a guarantor of the payment and performance of obligations of third party lessees under aircraft leases, which call for aggregate annual base lease payments of approximately $3,454,000 in 1995, and approximately $11,397,000 over the remaining 5-year guaranty period. In each case, the Company has been indemnified by the purchasers and lessors from any losses related to such guaranties.

     Government Claims
     -----------------

     In 1989, the Company learned through its own quality assurance procedures, and voluntarily disclosed to its customers and the Department of Defense, that certain units of VSI had not performed certain production lot tests mentioned in the military specifications for some limited product lines. The Company does not believe that VSI's level of testing resulted in shipment of unsafe products or that purchasers were otherwise damaged, and the government subsequently reduced certain test requirements. In May 1994, VSI settled this matter with the government by payment of $330,000.

     Following an investigation by the Inspector General of NASA, the civil division of the United States Department of Justice alleged improprieties in years 1982 and 1984 through 1986, in indirect costs rates and labor charging practices of a former subsidiary of the Company. The Company entered into settlement discussions with the Department of Justice to attempt to resolve these claims and has reached an agreement in principle with the government to settle this matter for $5,000,000, payable in six equal semi-annual installments, with interest at 6% per year. The unpaid balance will likely be collateralized by certain excess real estate. If the settlement is not consummated, the government may initiate suit under the False Claims Act, seeking treble damages and penalties, and under the Truth in Negotiation Act, seeking a price reduction on certain contracts and subcontracts.

     The Corporate Administrative Contracting Officer (the "ACO"), based upon the advice of the United States Defense Contract Audit Agency, has made a determination that FII did not comply with Cost Accounting Standards in accounting for (i) the 1985 reversion to FII of certain assets of terminated defined benefit pension plans, and (ii) pension costs upon the closing of segments of FII's business. The ACO has directed FII to prepare a cost impact proposal relating to such plan terminations and segment closings and, following receipt of such cost impact proposals, may seek adjustments to contract prices. The ACO alleges that substantial amounts will be due if such adjustments are made. The Company believes it has properly accounted for the asset reversions in accordance with applicable accounting standards. The Company has entered into discussions with the government to attempt to resolve these pension accounting issues.

     Environmental Matters
     ---------------------

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

     In connection with its plans to dispose of certain real estate, the Company must investigate environmental conditions and may be required to take certain corrective action prior or pursuant to any such disposition. In addition, management has identified several areas of potential contamination at or from other facilities owned, or previously owned, by the Company, that may require the Company either to take corrective action or to contribute to a clean-up. The Company is also a defendant in certain lawsuits and proceedings seeking to require the Company to pay for investigation or remediation of environmental matters and has been alleged to be a potentially responsible party at various "Superfund" sites. Management of the Company believes that it has recorded adequate reserves in its financial statements to complete such investigation and take any necessary corrective actions or make any necessary contributions. No amounts have been recorded as due from third parties, including insurers, or set off against, any liability of the Company, unless such parties are contractually obligated to contribute and are not disputing such liability.

     Other Matters
     -------------

     The Company is involved in various other claims and lawsuits incidental to its business, some of which involve substantial amounts. The Company, either on its own or through its insurance carriers, is contesting these matters.

     In the opinion of management, the ultimate resolution of the legal proceedings, including those discussed above, will not have a material adverse effect on the financial condition or the future operating results of the Company.

14.  BUSINESS SEGMENTS
     -----------------

     The Company's operations are conducted in three principal business segments. The Aerospace Fasteners segment includes the manufacture of high performance specialty fasteners and fastening systems. The Industrial Products segment is primarily engaged in the manufacture of tooling and injection control systems for the plastic injection molding and die casting industries and the supply of modems for use in high speed digitized voice and data communications. The Communications Services segment provides telecommunication services to office buildings. Intersegment sales are insignificant to the sales of any segment.

     Identifiable assets represent assets that are used in the Company's operations in each segment at year end. Corporate assets are principally in cash and short-term investments, notes receivable, assets held for sale, and property maintained for general corporate purposes.

     The Company's financial data by business segment is as follows:

(In thousands)                             1994        1993        1992
                                          -------     -------     -------
Sales by Business Segment:
  Aerospace Fasteners.................   $203,456    $247,080    $299,270
  Industrial Products(1)..............    166,499     148,449     132,238
  Communications Services.............     74,190      68,038      58,272
                                          -------     -------     -------
Total Segment Sales                      $444,145    $463,567    $489,780
                                          =======     =======     =======
Operating Income by Segment:
  Aerospace Fasteners(2)..............   $(32,208)   $(15,398)   $ 15,654
  Industrial Products(1)..............     21,024      19,081      15,250
  Communications Services.............     16,483      14,688      13,399
                                          -------     -------     -------
Total Segment Operating Income........      5,299      18,371      44,303

  Corporate administrative expense....     (3,638)     (3,260)     (2,311)
  Other corporate income (expense)....     (2,060)      4,251       3,438
                                          -------     -------     -------
Total Consolidated Operating
  Income (loss).......................   $   (399)   $ 19,362    $ 45,430
                                          =======     =======     =======
Capital Expenditures:
  Aerospace Fasteners.................   $  4,320    $  5,711    $ 11,471
  Industrial Products.................      3,997       4,002       5,041
  Communications Services.............      7,775       5,792      10,040
  Corporate and Other.................       --             3           7
                                          -------     -------     -------
Total Capital Expenditures............   $ 16,092    $ 15,508    $ 26,559
                                          =======     =======     =======
Depreciation and Amortization:
  Aerospace Fasteners.................   $ 14,373    $ 14,280    $ 12,525
  Industrial Products.................      6,765       6,154       5,791
  Communications Services.............      8,948       7,936       6,192
  Corporate and Other.................      2,209       2,107       1,490
                                          -------     -------     -------
Total Depreciation and Amortization...   $ 32,295    $ 30,477    $ 25,998
                                          =======     =======     =======


(1) - Included in Fiscal 1994 are the results of Fairchild Data Corporation.
Sales from this division, formerly included in net assets held for sale, and not included in the results of operations, were $15,432,000 and $13,624,000 for Fiscal 1993 and 1992, respectively. The impact of this division's earnings on the prior periods was immaterial.

(2) - Includes charges to reflect the cost of restructuring of $18,860,000, $15,469,000 and $2,500,000 in Fiscal 1994, 1993 and 1992, respectively, and an unusual loss from earthquake damage and related business interruption of $4,000,000 in Fiscal 1994.

                                         June 30,    June 30,    June 30,
                                           1994        1993        1992
                                         --------    --------    --------
Identifiable Assets:
  Aerospace Fasteners.................   $306,008    $337,185    $373,651
  Industrial Products.................    147,910     146,754     148,053
  Communications Services.............     79,087      78,752      72,528
  Corporate and Other.................     84,471      77,319      70,350
                                          -------     -------     -------
Total Identifiable Assets.............   $617,476    $640,010    $664,582
                                          =======     =======     =======

15.  FOREIGN OPERATIONS AND EXPORT SALES
     -----------------------------------

     The Company's operations are located primarily in the United States and Europe. Interarea sales are not significant to the total sales of any geographic area. The Company's financial data by geographic area is as follows:

(In thousands)                             1994        1993        1992
                                          -------     -------     -------
Sales by Geographic Area
  United States.......................   $358,614    $369,343    $394,148
  Europe..............................     76,366      85,479      88,479
  Other...............................      9,165       8,745       7,153
                                          -------     -------     -------
Total Sales...........................   $444,145    $463,567    $489,780
                                          =======     =======     =======
Operating Income by Geographic Area
  United States.......................   $ (1,011)   $ 15,390    $ 34,285
  Europe..............................      5,847       2,034       8,940
  Other...............................        463         947       1,078
                                          -------     -------     -------
Total Segment Operating Income........   $  5,299    $ 18,371    $ 44,303
                                          =======     =======     =======

                                         June 30,    June 30,    June 30,
                                           1994        1993        1992
                                         --------    --------    --------
Identifiable Assets by Geographic Area
  United States.......................   $454,635    $479,751    $509,922
  Europe..............................     73,809      78,176      81,080
  Other...............................      4,561       4,764       3,230
  Corporate and Other.................     84,471      77,319      70,350
                                          -------     -------     -------
Total Identifiable Assets.............   $617,476    $640,010    $664,582
                                          =======     =======     =======

     Export sales are defined as sales to customers in foreign countries by the Company's domestic operations. Export sales amounted to the following:

(In thousands)
                                           1994        1993        1992
                                          -------     -------     -------
Export Sales
  Europe..............................   $ 12,692    $ 15,297    $ 20,661
  Other...............................     16,593      13,546      16,545
                                          -------     -------     -------
Total Export Sales....................   $ 29,285    $ 28,843    $ 37,206
                                          =======     =======     =======

16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     -------------------------------------------

                               First       Second       Third      Fourth
(In thousands)                Quarter      Quarter     Quarter     Quarter
                              -------     --------     -------     -------
1994:
  Sales..................... $110,491    $108,830     $112,836    $111,988
  Gross profit..............   22,962      25,875       27,138      30,289
  Net loss from continuing
    operations..............   (4,528)     (5,960)      (2,416)     (9,345)
  Cumulative effect of
    change in accounting for
    postretirement benefits,
    net.....................     (252)       --           --          --
  Cumulative effect of
    change in accounting for
    income taxes, net.......  (11,486)       --           --          --
  Net loss.................. $(16,266)   $ (5,960)    $ (2,416)   $ (9,345)

1993:
  Sales..................... $118,100    $116,548     $114,399    $114,520
  Gross profit..............   31,917      29,653       27,609      23,314
  Net earnings (loss) from
    continuing operations...    2,690       1,291       (1,002)    (14,426)
  Net earnings (loss)....... $  1,857    $  1,314     $ (1,002)   $(14,426)

     Net earnings (loss) from continuing operations includes charges to reflect the cost of restructuring the Company's Aerospace Fasteners Segment, of $9,903,000 and $8,957,000 in the second and fourth quarter of Fiscal 1994, respectively, and $1,500,000, $932,000 and $13,037,000 in the second, third and fourth quarters of Fiscal 1993, respectively. The Company recorded an unusual loss in the third and fourth quarters of Fiscal 1994 of $3,200,000 and $2,800,000, respectively, to cover the estimated net cost of the damages and related business interruption caused by an earthquake and the write down of real estate. The Fiscal 1993 first quarter also includes an extraordinary charge of $833,000, net of tax, from the write-off of deferred loan fees.

     The Fiscal 1994 first and second quarter data presented vary from the amounts previously reported in Form 10-Q due to the Company's decision not to sell a division which was included in net assets held for sale, and not included in the results of operations. Sales from the division were $4,141,000 and $3,438,000 in the first and second quarters, respectively, of Fiscal 1994. Earnings from the division had no material effect during these periods.
                   Report of Independent Public Accountants
                   ----------------------------------------



To Fairchild Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Fairchild Industries, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1994 and 1993, and the related consolidated statements of earnings, common stockholder's equity and cash flows for the years ended June 30, 1994, 1993 and 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairchild Industries, Inc. and subsidiaries as of June 30, 1994 and 1993 and the results of their operations and their cash flows for the years ended June 30, 1994, 1993, and 1992, in conformity with generally accepted accounting principles.

As discussed in Notes 5 and 6 to the Consolidated Financial Statements, effective July 1, 1993, the Company changed its methods of accounting for postretirement benefits other than pensions, and income taxes.




                                         Arthur Andersen LLP

Washington, D.C.
August 26, 1994

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- --------------------------------------------------------------

     None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
- ---------------------------------------------------------
INFORMATION CONCERNING DIRECTORS
- --------------------------------

Name of Director,                                 Number of Shares of
Principal Occupations                             Preferred Stock
During Past Five Years                Director    Beneficially Owned as of
and Other Information           Age    Since      August 31, 1994
- ---------------------           ---   --------    ------------------------

                                                  Series A        Series C
                                                  --------        --------

Alcox, Michael T.               46     1989          --              --
  Vice President and Chief
  Financial Officer of the
  Company; Director, Senior
  Vice President and Chief
  Financial Officer of The
  Fairchild Corporation;
  Vice President and Chief
  Financial Officer of RHI
  Holdings, Inc.; and Director
  of Banner Aerospace, Inc.(1)

Caplin, Mortimer M.             78     1979          --           3,240(2)
  Member, Caplin & Drysdale
  (Attorneys); Director of
  Presidential Realty
  Corporation, Danaher
  Corporation and Unigene
  Laboratories, Inc. (1)

Name of Director,                                 Number of Shares of
Principal Occupations                             Preferred Stock
During Past Five Years                Director    Beneficially Owned as of
and Other Information           Age    Since      August 31, 1994
- ---------------------           ---   --------    ------------------------

                                                  Series A        Series C
                                                  --------        --------

Flaherty, Thomas J.             56     1994          --              --
  Chief Operating Officer of
  the Company; Director
  and Chief Operating Officer
  of The Fairchild Corporation;
  President and Chief
  Operating Officer of IMO
  Industries, Inc. from 1992
  to April 1993; Chief
  Executive Officer & President
  of Transnational Industries,
  Inc. from 1990 to 1992;
  from 1977 to 1990, various
  executive positions with
  the Hamilton Standard and
  Pratt & Whitney units of
  United Technologies
  Corporation.

Richey, Herbert S.              72     1992          --              --
  President, Richey Coal
  Company (Coal Properties -
  Brokerage and Consulting)
  until December, 1993;
  Director of The Fairchild
  Corporation, Oglebay
  Norton Company and Sifco
  Industries, Inc.

Steiner, Jeffrey J.             57     1989         6,100 (5)        500
  Chairman of the Board,
  Chief Executive Officer and
  President of the Company,
  The Fairchild Corporation
  and RHI Holdings, Inc.;
  Director of Banner Aerospace,
  Inc., The Franklin Corporation,
  and The Copley Fund
  (1), (3), (4)

Name of Director,                                 Number of Shares of
Principal Occupations                             Preferred Stock
During Past Five Years                Director    Beneficially Owned as of
and Other Information           Age    Since      August 31, 1994
- ---------------------           ---   --------    ------------------------

                                                  Series A        Series C
                                                  --------        --------

Steiner Hercot, Natalia         29     1989          --              --
  Presently a Graduate
  Student, Previously
  employed with The Fairchild
  Corporation as a Financial
  Analyst


(1) Member of Executive Committee

(2) Includes 1,440 shares owned by the Caplin Foundation, a non-profit corporation, beneficial ownership of which is disclaimed by Mr. Caplin. Mr. Caplin is President of this foundation. Mr.
    Caplin owns beneficially approximately 0.6% of the outstanding Series C Preferred Stock of the Company and has sole voting and investment power for all such shares.

(3) The Fairchild Corporation, through RHI Holdings, Inc., has a significant direct or indirect equity position in Banner Aerospace, Inc.

(4) Mr. Steiner beneficially owns shares having approximately 72% of the total voting power of outstanding voting stock of The Fairchild Corporation and may be deemed to control The Fairchild Corporation.

(5) Includes 2,900 shares owned by Stinbes Limited, a corporation organized under the laws of the Caymen Islands, an indirect wholly-owned subsidiary of Bestin S.A., a Luxemborg joint stock company, whose shares are owned by Paske Investments Ltd., a corporation organized under the laws of Jersey, Channel Islands, a wholly-owned subsidiary of the Friday Trust, of which Mr. Steiner is the settlor and a beneficiary.

EXECUTIVE OFFICERS OF THE COMPANY
- ---------------------------------

     The executive officers of the Company, as of September 2, 1994, are listed below:

Name (age) and Positions and
Offices Held with Company          Principal Occupation and Business
     (Year Elected)                Experience (Past Five Years)
- ----------------------------       ---------------------------------

Jeffrey J. Steiner (57)            Chairman, Chief Executive Officer and
  Chairman, Chief Executive        President since 1991; Chairman and Chief
  Officer and President (1991)     Executive Officer since 1985 and
                                   President since 1991 of The Fairchild
                                   Corporation; Vice Chairman, Banner
                                   Aerospace since 1990.

Thomas J. Flaherty (56)            Chief Operating Officer since April
  Chief Operating Officer (1993)   1993; President and Chief Operating
                                   Officer of IMO Industries, Inc. from
                                   1992 to April 1993; Chief Executive
                                   Officer & President of Transnational
                                   Industries, Inc. from 1990 to 1992;
                                   from 1977 to 1990, various executive
                                   positions with the Hamilton Standard
                                   and Pratt & Whitney units of United
                                   Technologies Corporation.

John D. Jackson (57)               Senior Vice President, Administration
  Senior Vice President            since 1989; Vice President 1986-1989;
  (1989) and Secretary             since 1978.
  (1978)

John L. Flynn (48)                 Vice President and Tax Counsel since
  Vice President and               1986.
  Tax Counsel (1986)

Harold R. Johnson (71)             Vice President, Business Development,
  Vice President (1988)            since 1988; Founder, Chairman and
                                   President, Telebit Corp. 1983-1988.

Jerry Lirette (46)                 Vice President since 1988; President
  Vice President (1988)            of D-M-E Company since 1984.

Michael T. Alcox (46)              Vice President and Chief Financial
  Vice President and Chief         Officer since 1989; Senior Vice
  Financial Officer (1989)         President and Chief Financial Officer of
                                   The Fairchild Corporation since 1987.

Name (age) and Positions and
Offices Held with Company          Principal Occupation and Business
     (Year Elected)                Experience (Past Five Years)
- ----------------------------       ---------------------------------

Christopher Colavito (39)          Vice President and Controller since
  Vice President and               1989; Assistant Controller 1987-1989.
  Controller (1989)

Karen L. Schneckenburger (45)      Treasurer since 1989; Director of
  Treasurer (1989)                 Finance 1986-1989.

Melvin Borer (51)                  Vice President since 1991; President
  Vice President (1991)            of Fairchild Communications Services
                                   Company since 1989; Vice President and
                                   General Manager of Fairchild
                                   Communications Services Company from
                                   1987 to 1989.

Eric Steiner (32)                  Vice President since 1992; Director,
  Vice President (1992)            Banner Aerospace

Donald E. Miller (47)              Vice President and General Counsel
  Vice President and               since 1991; Principal, Temkin & Miller,
  General Counsel (1991)           Ltd. from 1973 to 1990.

Townsend Breeden (62)              Vice President since 1992; General
  Vice President (1992)            Manager, Keltec Florida, Inc. 1989 to
                                   1992.

Robert D. Busey (51)               Vice President since 1993;
  Vice President (1993)

Robert H. Kelley (46)              Vice President since 1993;
  Vice President (1993)


     There are no family relationships between any executive officers and directors, except that Natalia Steiner-Hercot, a Director of the Company, and Eric Steiner, Vice President of the Company, are children of Jeffrey Steiner, also a Director of the Company.

     Robert D. Busey, Vice President, filed a Form 3 late during the 1994 fiscal year. Robert H. Kelley, Vice President, filed a Form 3 late during the 1994 fiscal year. Eric Steiner, Vice President, filed a Form 4 late during the 1994 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

COMPENSATION OF DIRECTORS
- -------------------------
Retainer and Meeting Fees
- -------------------------

     Each non-employee Director (excluding Directors who are employees of The Fairchild Corporation or any subsidiary thereof) receives a cash retainer of $18,000 per year and an additional $1,000 for each Board meeting attended. Members of each Board Committee receive $750 for each Committee meeting attended with the Chairman of each Committee receiving a $2,500 per year retainer. A separate fee is not paid for a Committee meeting held on the same day as another Committee meeting.


COMPENSATION OF EXECUTIVE OFFICERS AND OTHER INFORMATION
- --------------------------------------------------------
Cash Compensation
- -----------------

     The information required by this section of Item 11 is set forth in the 1994 Proxy Statement of the Company's parent, The Fairchild Corporation ("TFC"), which TFC intends to file with the Securities and Exchange Commission within 120 days after June 30, 1994, and said information is incorporated herein by reference from TFC's 1994 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

     The following table sets forth, as of September 2, 1994, the Company's common stock, Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock owned by any person known to the Corporation to be the beneficial owner of more than five (5%) percent of any class and beneficially owned by all Directors and Officers of the Company as a group:

                                         Class of     Number of     Percent
   Beneficial Owner                        Stock        Shares      of Class
   ----------------                      --------     ---------     --------
RHI Holdings, Inc. (1)                   Common           1,400      100%
Washington Dulles International Airport
300 West Service Road, PO Box 10803
Chantilly, Virginia  22021

RHI Holdings, Inc. (1)                   Series A
  (same as above)                        Preferred        4,000       .9%

RHI Holdings, Inc. (1)                   Series B
  (same as above)                        Preferred        2,106      100%

RHI Holdings, Inc. (1)                   Series C
  (same as above)                        Preferred          800       .1%

All Directors and Officers               Series A
   as a group                            Preferred        6,200       1.5%

All Directors and Officers               Series C
  as a group                             Preferred        6,694       1.5%

    (1) RHI Holdings, Inc. (formerly Rexnord Holdings Inc.) is a wholly-owned subsidiary of The Fairchild Corporation. Mr. Steiner, because of his beneficial ownership of Class A common stock and Class B common stock of The Fairchild Corporation, may be deemed to beneficially own the common stock of the Corporation owned by RHI Holdings, Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

     The information required by this section of Item 13 is set forth in the 1994 Proxy Statement of the Company's parent, The Fairchild Corporation ("TFC"), which TFC intends to file with the Securities and Exchange Commission within 120 days after June 30, 1994, and said information is incorporated herein by reference from TFC's 1994 Proxy Statement.

                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
- ----------------------------------------------------------------
          FORM 8-K
          --------

(a)  (1)  Financial Statements.

     All financial statements of the registrant as set forth under
Item 8 of this report on Form 10-K.

(a)  (2)  Financial Statement Schedules and Report of Independent Public
          Accountants

          Schedule Number          Description          Page Number
          ---------------          -----------          -----------

                   V              Property, Plant and
                                  Equipment                   69

                  VI              Accumulated Depreciation,
                                  Depletion and Amortization
                                  of Property, Plant
                                  and Equipment               69

                VIII              Valuation and
                                  Qualifying Accounts         70

                  IX              Short-Term Borrowings       71

                   X              Supplementary Income
                                  Statement Information       71

     The reports of the registrant's Independent Public Accountants with respect to the above-listed financial statements for Fiscal 1994 and Fiscal 1993, and the reports on the financial statement schedules for Fiscal 1994 and Fiscal 1993, appear on page 26 of this Report.

     All other schedules are omitted because they are inapplicable, or not required, or the information is included in the consolidated financial statements or notes thereto.

     Financial statements for unconsolidated affiliates, including joint ventures and general partnerships, accounted for by the equity method, have been omitted because no such affiliate constitutes a significant subsidiary.

               Report of Independent Public Accountants
               ----------------------------------------


To Fairchild Industries, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Fairchild Industries, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated August 26, 1994. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index on page 63 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                                               Arthur Andersen LLP

Washington, D.C.
August 26, 1994

(a)  (3)  Exhibits

     Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference.

Exhibit
 Number
- -------

 3(a)  Certificate of Incorporation of Fairchild Industries, Inc.
       filed with the Secretary of State of Delaware on August 18, 1989 (incorporated by reference to Exhibit 3(a) of Form 10-K filed by the Registrant for the six months ended June 30, 1989, File No. 1-3102).

 3(b)  Certificate of Designation, of Series B Preferred Stock of
       Fairchild Industries, Inc. filed with the Secretary of State of Delaware on August 18, 1989 (incorporated by reference to Exhibit 3(b) of Form 10-K filed by the Registrant for the six months ended June 30, 1989, File No. 1-3102).

 3(c) Certificate of Correction of Certificate of Incorporation of Fairchild Industries, Inc. filed with the Secretary of State of Delaware on October 18, 1989 (incorporated by reference to the 1990 10-K).

 3(d) Certificate of Increase of Fairchild Industries, Inc. of Series B Preferred Stock of Fairchild Industries, Inc. filed with the Secretary of State of Delaware on July 3, 1990 (incorporated by reference to the 1990 10-K).

 3(e) Certificate of Stock Designation of Series C Cumulative Preferred Stock filed August 20, 1992.

 3(f) Certificate of Correction of Certificate of Stock Designation of Series C Cumulative Preferred Stock filed September 14, 1992.

 3(g) Certificate of Amendment of Certificate of Incorporation of Fairchild Industries, Inc. filed May 26, 1993.

 3(h) Fairchild Industries, Inc. By-Laws (incorporated by reference to Form 10-K filed by the Registrant for year ended June 30, 1990 (the "1990 10-K")).

 4(a) Indenture, dated as of November 1, 1982, under which certain Debt Securities of the Company were issued (Exhibit 4 to Registration Statement No. 2-80009 on Form S-3 effective October 28, 1982, is incorporated herein by reference).

 4(b) Indenture, dated as of January 1, 1978, under which the 9 3/4% Subordinated Debentures of the Company, due April 1, 1998, were issued (Exhibit 2-B to Registration Statement No. 2-60451 on Form S-7, effective January 12, 1978, is incorporated herein by reference).

 4(c) Indenture, dated as of August 1, 1992, under which the 12 1/4% Senior Secured Notes of the Company, due 1999, were issued (Exhibit to Registration Statement No. 33-47341 on Form S-2, is incorporated herein by reference).

 10(a) Restated and Amended Credit Agreement dated as of July 27, 1992
       (incorporated by reference to 1992 10-K).

 10(b) Amendment No. 1, dated as of June 30, 1993, to the Restated and Amended Credit Agreement dated as of July 27, 1992.

 10(c) Agreement and Plan of Merger dated May 7, 1989 among Fairchild
       Industries, Inc., Banner Industries, Inc., and Specialty Fastener Holdings, Inc. (incorporated by reference to Exhibit 2(a) of Form 10-K filed for the six months ended June 30, 1989, File No. 1-3102).

 10(d) Asset Purchase Agreement dated May 31, 1989 among Matra S.A., Aero
       Acquisitions Corp., Banner Industries, Inc. and Fairchild Acquisition Corp. (incorporated by reference to Exhibit 2(b) of Form 10-K filed by the Registrant for the six months ended June 30, 1989, File No. 1-3102).

*10(e) Amendment No. 2, dated as of October 1, 1993, to the Restated and
       Amended Credit Agreement dated as of July 27, 1992.

*10(f) Amendment No. 3, dated as of December 23, 1993, to the Restated and
       Amended Credit Agreement dated as of July 27, 1992.

*10(g) Amendment No. 4, dated as of March 31, 1994, to the Restated and
       Amended Credit Agreement dated as of July 27, 1992.

11 Computation of earnings per share (found at Note to Registrant's Consolidated Financial Statements for the fiscal year ended June 30,
       1994).


*22    Subsidiaries of the Fairchild Industries, Inc.


*Filed herewith

     Certain instruments with respect to issues of long-term debt have not been filed as exhibits as the total amount of securities authorized under any one of such issues does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish to the Securities and Exchange Commission a copy of each such instrument upon its request.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1994.

                                SIGNATURES
                                ----------

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    FAIRCHILD INDUSTRIES, INC.

                    By: Michael T. Alcox
                        ------------------------
                        Director
                        Vice President and
                        Chief Financial Officer

                    By: Christopher Colavito
                        ------------------------
                        Vice President and
                        Controller

                        Date:  September 21, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name, Title, Capacity                        Date
     ---------------------                        ----

     Michael T. Alcox                             September 21, 1994
     -----------------------------
     Director, Vice President
     and Chief Financial Officer

     Christopher Colavito                         September 21, 1994
     -----------------------------
     Vice President and Controller

     Mortimer M. Caplin                           September 21, 1994
     -----------------------------
     Director

     Thomas J. Flaherty                           September 21, 1994
     -----------------------------
     Director and Chief Operating
     Officer

     Herbert S. Richey                            September 21, 1994
     -----------------------------
     Director

     Jeffrey J. Steiner                           September 21, 1994
     -----------------------------
     Director

     Natalia Steiner Hercot                       September 21, 1994
     -----------------------------
     Director

         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                               (In Thousands)
                                               Machinery  Construction
                                                  and           in
                              Land   Buildings  Equipment    Progress    TOTAL
                            -------- --------- ---------- ------------ --------
Balance, July 1, 1991...... $ 18,325  $ 28,424  $141,333    $ 10,381   $198,463

Additions..................     --       1,273    16,263       9,023     26,559
Retirements................      (54)     (523)   (4,892)       --       (5,469)
Other changes..............    1,507     4,920    12,342     (14,690)     4,079
                             -------   -------   -------     -------    -------
Balance, June 30, 1992..... $ 19,778  $ 34,094  $165,046    $  4,714   $223,632
                             =======   =======   =======     =======    =======

Additions.................. $   --    $  1,002  $  9,380    $  5,124   $ 15,506
Assets acquired through
  acquisitions.............     --         391     1,914        --        2,305
Retirements................      (80)     (310)   (5,960)       (277)    (6,627)
Other changes..............      (31)    3,029     6,046      (4,352)     4,692
                             -------   -------   -------     -------    -------
Balance, June 30, 1993..... $ 19,667  $ 38,206  $176,426    $  5,209   $239,508
                             =======   =======   =======     =======    =======

Additions.................. $   --    $    780  $ 11,777    $  3,535   $ 16,092
Retirements................     --      (1,917)  (10,157)       --      (12,074)
Other changes..............   (5,438)   (4,132)   11,294      (2,386)      (662)
                             -------   -------   -------     -------    -------
Balance, June 30, 1994..... $ 14,229  $ 32,937  $189,340    $  6,358   $242,864
                             =======   =======   =======     =======    =======

     Other changes include foreign currency translation adjustments, intercompany transfers, and transfers between property, plant and equipment and net assets held for sale.

        FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
  SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                    PROPERTY, PLANT AND EQUIPMENT
                             (In Thousands)
                               Year Ended   Year Ended   Year Ended
                                 6/30/94      6/30/93      6/30/92
                                 -------      -------      -------
Balance, beginning of year...   $ 62,639     $ 40,963     $ 25,845
Charged to expense...........     22,494       20,996       17,003
Retirements..................     (8,051)      (4,348)      (2,813)
Other changes................      8,481        5,028          928
                                 -------      -------      -------
Balance, end of year.........   $ 85,563     $ 62,639     $ 40,963
                                 =======      =======      =======

     Other changes include foreign currency translation adjustments, intercompany transfers, and transfers between property, plant and equipment and net assets held for sale.

         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
      SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                               (In Thousands)
                                        Allowance for
Description                           Doubtful Accounts
- -----------                           -----------------
Balance, July 1, 1991                      $ 1,900
  Charged to cost and expenses                 785
  Charged to other accounts (1)                200
  Amounts written off                       (1,183)
                                            ------
Balance, June 30, 1992                       1,702
  Charged to cost and expenses                 820
  Charged to other accounts (1)                149
  Amounts written off                         (925)
                                            ------
Balance, June 30, 1993                       1,746
  Charged to cost and expenses               1,124
  Charged to other accounts (1)                231
  Amounts written off                         (966)
                                            ------
Balance, June 30, 1994                     $ 2,135
                                            ======



(1) Recoveries of amounts written off in prior periods, foreign currency translation and the change in related non-current taxes.

         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                    SCHEDULE IX - SHORT-TERM BORROWING
                               (In Thousands)
                                        Maximum      Average      Weighted
                             Weighted    amount       amount      average
 Category of      Balance    average   outstanding  outstanding   interest
aggregate short-   at end    interest    during       during     rate during
term borrowings   of period    rate    the period   the period   the period
- ----------------  ---------  --------  -----------  -----------  -----------
                                                        (A)          (B)
June 30, 1994
  Notes payable   $  3,592    10.80%    $ 50,813     $  6,989        8.50%

June 30, 1993
  Notes payable   $ 40,792     7.73%    $ 40,792     $  5,043       11.87%

June 30, 1992
  Notes payable   $  3,620    10.68%    $  6,703     $  5,232       11.83%




(A) Average amount outstanding during the year is determined based upon the amount outstanding at each month end.

(B) Average interest rate for the year is computed by dividing the actual short-term interest expense by average short-term debt outstanding.



         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
         SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                              (In Thousands)

                                           Charged to costs and expenses
                                           -----------------------------
Description                                  1994       1993       1992
- -----------                                --------   --------   --------
Maintenance and Repairs                    $  7,470   $  7,053   $  6,965