Form 10-Q
period 1994-10-02
FAIRCHILD INDUSTRIES INC /DE/
filed 1994-11-14
CIK 34257

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                   FORM 10-Q
                             --------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended October 2, 1994

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

                                                       Yes  X  No
                                                          ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                         Outstanding at
Class                                    October 2, 1994
- -----                                    ---------------
Common Stock, $100.00 par value               1,400

          FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES*

                                    INDEX

PART I.     FINANCIAL INFORMATION                                      Page

            Item 1.    Financial Statements

                       Condensed Consolidated Balance Sheets
                       as of October 2, 1994 (Unaudited) and
                       June 30, 1994                                     3

                       Consolidated Statements of Earnings
                       for the Three Months Ended October 2,
                       1994 and October 3, 1993 (Unaudited)              5

                       Condensed Consolidated Statements of
                       Cash Flows for the Three Months Ended
                       October 2, 1994 and October 3, 1993
                       (Unaudited)                                       6

                       Notes to Condensed Consolidated Financial
                       Statements (Unaudited)                            7


            Item 2.    Management's Discussion and Analysis
                       of Results of Operations and Financial
                       Condition                                        10


PART II.    OTHER INFORMATION

            Item 1.    Legal Proceedings                                16


            Item 6.    Exhibits and Reports on Form 8-K                 16


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

                       PART 1.  FINANCIAL INFORMATION
                       ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands)
                                              October 2,       June 30,
ASSETS                                           1994            1994
- ------                                       -------------   ------------
                                              (Unaudited)         (*)
Current Assets:
Cash and cash equivalents....................  $  2,201         $  2,468
Accounts receivable-trade, less allowances
  of $2,160 and $2,135.......................    71,951           68,364
Inventories:
   Finished goods............................    50,360           46,358
   Work-in-process...........................    28,869           28,418
   Raw materials.............................    11,541           10,120
                                                -------          -------
                                                 90,770           84,896

Prepaid expenses and other current assets....    14,366           29,353
                                                -------          -------
Total Current Assets.........................   179,288          185,081

Property, plant and equipment, net of
  accumulated depreciation of $92,032 and
  $85,563....................................   154,495          157,301

Net assets held for sale.....................    34,999           34,515
Cost in excess of net assets acquired,
  (Goodwill) less accumulated amortization of
  $30,328 and $28,864........................   194,818          195,929
Prepaid pension assets.......................    17,089           17,795
Other assets.................................    26,474           26,855
                                                -------          -------
Total Assets.................................  $607,163         $617,476
                                                =======          =======



*Condensed from audited financial statements.



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands)
                                              October 2,       June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY             1994            1994
- ------------------------------------         ------------    ------------
                                              (Unaudited)        (*)
Current Liabilities:
Bank notes payable and current
  maturities of long-term debt...........     $ 12,847         $ 12,735
Accounts payable.........................       34,250           32,372
Due to affiliated companies..............       45,313           52,250
Accrued interest.........................        3,040            6,836
Other accrued liabilities................       55,301           57,515
                                               -------          -------
Total Current Liabilities................      150,751          161,708

Long-term debt, less current maturities..      222,533          224,132
Other long-term liabilities..............       15,708           16,412
Retiree health care liabilities..........       48,402           49,200
Noncurrent income taxes..................       18,407           26,576
                                               -------          -------
Total Liabilities........................      455,801          478,028

Redeemable Preferred Stock: $3.60
  Cumulative Series A Convertible
  Preferred Stock, without par value,
  424,701 shares authorized, issued
  and outstanding at redemption value
  of $45.00 per share....................       19,112           19,112

Stockholders' Equity:
Series B Preferred Stock, without par
  value, 3,000 shares authorized, 2,139
  and 2,025 issued and outstanding;
  liquidation value of $100,000 per share      213,900          202,500

Series C Cumulative Preferred Stock,
  without par value, 558,360 shares
  authorized, issued and outstanding;
  liquidation value of $45.00 per share..       24,015           24,015

Common stock, par value of $100.00 per
  share, 1,400 shares authorized,
  issued, and outstanding................          140              140
Paid-in capital..........................        2,390            2,390
Accumulated deficit......................     (112,523)        (111,855)
Cumulative translation adjustment........        4,328            3,146
                                               -------          -------
Total Stockholders' Equity...............      132,250          120,336
                                               -------          -------
Total Liabilities and Stockholders'
  Equity.................................     $607,163         $617,476
                                               =======          =======
*Condensed from audited financial statements.


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                               (In thousands)
                                                Three Months Ended
                                               October 2,  October 3,
                                                  1994        1993
                                               ----------  -----------
                                                               (*)
Revenue:
   Sales......................................  $114,562    $110,491
   Other income, net.........................        569         134
                                                 -------     -------
                                                 115,131     110,625
Costs and Expenses:
   Cost of sales.............................     84,386      87,529
   Selling, general & administrative.........     18,334      18,634
   Research and development..................        968       1,066
   Amortization of goodwill..................      1,464       1,504
                                                 -------     -------
                                                 105,152     108,733

Operating income.............................      9,979       1,892

Interest expense.............................      8,466       9,218
Interest income..............................        (26)        (95)
                                                 -------     -------
Net interest expense.........................      8,440       9,123

Investment income............................        278         900
Equity in earnings of affiliates.............        277         106
Minority interest............................        (67)        (12)
                                                 -------     -------
Earnings (loss) from continuing
  operations before taxes....................      2,027      (6,237)

Income tax provision (benefit)...............      1,720      (1,709)
                                                 -------     -------
Earnings (loss) from continuing
  operations.................................        307      (4,528)
Cumulative effect of change in
  accounting for postretirement
  benefits, net..............................        --         (252)
Cumulative effect of change in
  accounting for income taxes, net...........        --      (11,486)
                                                 -------     -------
Net earnings (loss)..........................        307     (16,266)

Series A Preferred Dividends.................        382         382
Series C Preferred Dividends.................        593         593
                                                 -------     -------
Net loss after Preferred Dividends...........   $   (668)   $(17,241)
                                                 =======     =======

* Restated for the inclusion of a division previously included in net assets held for sale. (See Note 1).


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                              (In thousands)
                                                  Three Months Ended
                                               October 2,      October 3,
                                                  1994            1993
                                              ------------    ------------
                                                                   (*)
Cash provided by (used for)
  Operations:
    Net earnings (loss).....................    $    307        $(16,266)
    Cumulative effect of accounting changes,
      net...................................         --           11,738
    Depreciation and amortization...........       7,878           8,065
    Accretion of discount on long-term
      liabilities...........................         782             778
    Adjustments for other non-cash charges..          67              12
    Adjustments for non-cash credits........        (277)           (106)
    Loss on sale of fixed assets............          15              44
    Changes in assets and liabilities.......      (7,862)         (9,318)
                                                 -------         -------
    Cash provided by (used for) operations..         910          (5,053)

  Investments:
    Capital expenditures....................      (3,443)         (2,861)
    Business acquisitions...................        (550)            --
    Other, net..............................         131              64
                                                 -------         -------
    Cash used for investments...............      (3,862)         (2,797)

  Financing:
    Issuance of debt........................         940          47,716
    Debt repayments, net....................      (9,364)        (38,729)
    Issuance of Series B preferred stock....      11,400           4,000
    Dividends...............................        (975)           (975)
    Other, net..............................         --              144
                                                 -------         -------
    Cash provided by financing..............       2,001          12,156

Effect of exchange rate changes on cash.....         684             183
Net increase (decrease) in cash.............        (267)          4,489
Cash, beginning of period...................       2,468             --
                                                 -------         -------
Cash, end of period.........................    $  2,201        $  4,489
                                                 =======         =======

* Restated for the inclusion of a division previously included in net assets held for sale. (See Note 1).

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Financial Statements

     The consolidated balance sheet as of October 2, 1994, and the consolidated statements of earnings and cash flows for the three months ended October 2, 1994 and October 3, 1993 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 2, 1994, and for all periods presented have been made. The balance sheet at June 30, 1994, was condensed from audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1994, Form 10-K. The results of operations for the period ended October 2, 1994 are not necessarily indicative of the operating results for the full year. Certain amounts in prior years' quarterly financial statements have been reclassified to conform to the current presentation.

     The Fiscal 1994 first quarter data presented vary from the amounts previously reported in the Form 10-Q dated October 3, 1993, and have been restated due to the Company's decision not to sell a division, which was previously included in net assets held for sale, and not included in the results of operations. Sales from the division were $4,141,000 in the first quarter of Fiscal 1994. Earnings from the division had no material effect during this period.

Note 2 - Redeemable Preferred Stock

     The Company's Series A Preferred Stock has a mandatory redemption value of $45.00 per share and an annual dividend requirement of $3.60 per share. There were 424,701 shares of Series A Preferred Stock authorized, issued and outstanding at October 2, 1994 and June 30, 1994.

Note 3 - Revolving Credit Facility

     On August 18, 1994, the Company's revolving credit facility was reduced by $9,250,000 to provide a total available facility of $50,250,000, all of which was available on October 2, 1994. In addition, (1) the borrowing rate was increased by 1.0% to generally bear interest at 3.75% over the London Interbank Offer Rate and (2) the commitment fee charged on the unused portion of the revolving credit facility was increased to 1.0%.

Note 4 - Commitments and Contingencies

Lease Guaranties
- ----------------
     In connection with the sale of Metro Credit Corporation, the Company remained contingently liable as a guarantor of the payment and performance of obligations of third party lessees under aircraft leases, which call for aggregate annual base lease payments of approximately $3,454,000 in 1995, and approximately $10,533,000 over the remaining 5-year guaranty period. In each case, the Company has been indemnified by the purchasers and lessees from any losses related to such guaranties.

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

     The Corporate Administrative Contracting Officer (the "ACO"), based upon the advice of the United States Defense Contract Audit Agency, has made a determination that the Company did not comply with Cost Accounting Standards in accounting for (i) the 1985 reversion to the Company of certain assets of terminated defined benefit pension plans, and (ii) pension costs upon the closing of segments of the Company's business. The ACO has directed the Company to prepare cost impact proposals relating to such plan terminations and segment closings and, following receipt of such cost impact proposals, may seek adjustments to contract prices. The ACO alleges that substantial amounts will be due if such adjustments are made. The Company believes it has properly accounted for the asset reversions in accordance with applicable accounting standards. The Company has entered into discussions with the government to attempt to resolve these pension accounting issues.

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

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OF
- -------------------------------------------------
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION
     ---------------------------------------------

RESULTS OF OPERATIONS

     The Company currently operates in three principal business segments:
Aerospace Fasteners, Industrial Products and Communications Services. Set forth below is a comparison of the results from continuing operations of the Company for the three month periods ended October 2, 1994 and October 3, 1993.

(In thousands)
                                         Three Months Ended
                                        October 2,  October 3,
                                           1994        1993
                                        ----------  -----------
                                                         (*)
Sales by Business Segment:
   Aerospace Fasteners................   $ 52,132    $ 51,578
   Industrial Products................     42,488      40,770
   Communications Services............     19,942      18,143
                                          -------     -------
Total.................................   $114,562    $110,491
                                          =======     =======
Operating Income (loss) by
Business Segment:
   Aerospace Fasteners................   $  1,171    $ (6,377)
   Industrial Products................      5,180       4,994
   Communications Services............      4,422       3,931
                                          -------     -------
Total.................................     10,773       2,548

   Corporate administrative expense...       (824)       (943)
   Other corporate income.............         30         287
                                          -------     -------
Operating income......................      9,979       1,892

Net interest expense..................     (8,440)     (9,123)
Investment income.....................        278         900
Equity in earnings of affiliates, net
  of minority interest................        210          94
                                          -------     -------
Earnings (loss) from continuing
  operations before income taxes......      2,027      (6,237)
Income tax provision (benefit)........      1,720      (1,709)
                                          -------     -------
Earnings (loss) from continuing
  operations..........................   $    307    $ (4,528)
                                          =======     =======
* Restated for the inclusion of a division previously included in net assets held for sale.  (See Note 1).


General
- -------

     Overall sales increased by 3.7% in the first quarter of Fiscal 1995 compared to sales for the same period in Fiscal 1994, due to sales increases in all three business segments.

    Operating income increased $8.1 million in the first quarter of Fiscal 1995 compared to operating income for the same period in Fiscal 1994. Operating income increased significantly in the Aerospace Fasteners segment and was up in the Industrial Products and Communication Services segments as well.

Aerospace Fasteners
- -------------------

     Sales in the Aerospace Fasteners segment increased 1.1% in the Fiscal 1995 quarter compared to Fiscal 1994 quarter, primarily resulting from the very aggressive management efforts during the quarter to reduce backlog previously delayed primarily due to quality problems and earthquake disruption, which are diminishing.

     Operating income in the Fiscal 1995 quarter increased $7.5 million over the Fiscal 1994 quarter; however this segment continues to be affected by reduced demand and price erosion and higher quality control costs resulting from customers' intensified quality requirements.

     On January 17, 1994, the Company's Chatsworth, California Aerospace Fasteners manufacturing facility suffered extensive damage from the Southern California Earthquake. This disruption caused increased costs and reduced revenues in Fiscal 1994 and has negatively affected Fiscal 1995 as well. While the Company carries insurance for both business interruption and property damage caused by earthquakes, the policy has a 5% deductible. The Company recorded an unusual pretax loss in Fiscal 1994 of $4.0 million to cover the currently estimated net cost of the damages and business interruption caused by the earthquake. Included in prepaids and other current assets is an insurance claim receivable of $8.9 million for recoverability of costs related to business interruption and property damage.

Industrial Products
- -------------------

     Sales in the Industrial Products segment increased 4.2% in the Fiscal 1995 first quarter compared to the Fiscal 1994 first quarter. $3.3 million of the increase in sales in the current quarter period was at the D-M-E Company and reflects customer response to the fast delivery programs, new products, and growth of the domestic economy. Domestic demand for tooling for plastics has been strong while foreign demand has shown signs of improvement principally reflecting the strengthening European economy. Expansion into selected new foreign markets is being pursued and appears to have potential. Also included in the Industrial Products segment were sales from Fairchild Data Corporation.

     Operating income in the Industrial Products segment increased 3.7% in the first quarter of Fiscal 1995 compared to the same period in Fiscal 1994. A 21.4% increase in operating income at the D-M-E Company was partially offset by the inclusion of Fairchild Data Corporation, which reported operating losses in the Fiscal 1995 quarter. The improved results at D-M-E resulted from a higher sales volume and improved operating margins. In recent years this operation has implemented several cost savings steps, including overhead reduction and improved inventory management programs, which have contributed to the higher operating margins. The improvements in inventory management and delivery systems resulted in faster deliveries, reduction in inventory, and higher inventory turnover. In addition, D-M-E Company has continued to implement improved manufacturing methods that have reduced cycle time and costs.

Communications Services
- -----------------------

     Sales in the Communications Services segment increased 9.9% in the Fiscal 1995 first quarter compared to the same period in Fiscal 1994, primarily due to the inclusion of sales from a small acquisition and to new customers, the addition of telecommunications franchises in new office buildings, and growth at existing sites.

     Operating income in the Communications Services segment increased 12.5% in the Fiscal 1995 first quarter compared to the same period in Fiscal 1994, primarily due to increased sales resulting from the reasons given above and related economies of scale. Operating income as a percent of sales in the first quarter of Fiscal 1995 was slightly higher than the return on sales in the comparable period of Fiscal 1994.

Other Expenses/Income
- ---------------------

     Corporate Administrative Expense - Corporate administrative expense decreased 12.6% in the Fiscal 1995 first quarter compared to the prior year partially due to a smaller corporate staff. The Company's corporate staff performs work for several corporate entities including The Fairchild Corporation ("TFC"), RHI Holdings, Inc. ("RHI"), and the Company. Corporate administrative expense incurred by the Company is invoiced to RHI and to TFC on a monthly basis and represents the estimated cost of services performed on behalf of such companies by the Company. The estimated cost is based primarily on estimated hours spent by corporate employees on functions related to RHI and to TFC. Management believes that the corporate administrative expense of the Company would be higher if it operated as a separate independent entity.

     Other Corporate Income - Other corporate income decreased $.3 million in the first quarter primarily due to carrying costs incurred on real estate held for sale at Corporate.

     Net Interest Expense - In the first quarter ended October 2, 1994, net interest expense decreased 7.5% compared to the prior year period primarily due to lower interest rates on intercompany borrowings compared to the same period last year.

     Investment Income - Investment income of $.3 million and $.9 million was recorded in the first quarter of Fiscal 1995 and 1994, respectively, resulting primarily from dividends realized on participating annuity contracts.

     Income Taxes - In the first quarter of Fiscal 1995, the Company recorded a tax provision of 84.9%. The tax rate was higher than the statutory rate, largely due to the low level of pretax earnings and the amortization of goodwill which is not deductible for tax purposes.

Accounting Changes: 1) Postretirement Benefits - Using the immediate recognition method, the Fiscal 1994 first quarter charge to earnings representing the cumulative effect of this accounting change was immaterial. The unamortized portion of an overstated liability of $10.7 million for discontinued operations substantially offset the transition obligation of $10.9 million for active employees and retirees of continuing operations.

     2) Accounting for Income Taxes - The Company elected the immediate recognition method and recorded a $11.5 million charge in the first quarter of Fiscal 1994, representing the cumulative effect on prior years. This charge represents deferred taxes related primarily to differences between the tax basis and book basis of fixed assets, prepaid pension expenses, and inventory.

     Net Earnings (Loss) - Net earnings increased $16.6 million in the first quarter of Fiscal 1995 compared to the first quarter of Fiscal 1994, primarily due to: (1) the $8.1 million increase in operating income in the first quarter of Fiscal 1995, and (2) the $11.7 million charge, net of tax, for the cumulative effect of accounting changes which was recorded in the first quarter of Fiscal 1994.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at October 2, 1994, was $28.5 million, which was $5.2 million higher than at June 30, 1994. The primary reasons for this increase included a $9.5 million increase in receivables and inventory, reflecting efforts to reduce backlog, plus a $12.9 million reduction in intercompany borrowings, accrued interest and other accrued liabilities. This was offset partially by a $15.0 million reduction in prepaid expenses and other current assets reflecting (1) current taxes being reclassified to noncurrent and (2) funds advanced to the Company by RHI and TFC for prepayment of corporate administrative expense to be incurred in the future by the Company on behalf of RHI and TFC.

     The Company's principal sources of liquidity are cash generated from operations and borrowings under its credit agreement. The Company also expects to generate cash from the sale of certain assets. Net assets held for sale at October 2, 1994 had a book value of $35.0 million and included three parcels of real estate in California and an 88 acre parcel of real estate located in Farmingdale, New York, which the Company plans to sell, lease or develop, subject to the resolution of certain environmental matters and market conditions.

     The Company's principal cash requirements include debt service, capital expenditures, acquisitions, payment of other liabilities and payment of dividends on preferred stock.

     The level of the Company's capital expenditures varies from year to year, depending upon the timing of capital spending for new production equipment, periodic plant and facility expansion, acquisition of building telecommunications assets, as well as cost reduction and labor efficiency programs. For the three month period ended October 2, 1994, capital expenditures including the cost of acquisitions were $4.0 million. The Company anticipates that total capital expenditures including the cost of acquisitions for the fiscal year ending June 30, 1995 will be approximately $19.6 million.

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

     The Company's Credit Agreement requires the Company to comply with certain financial covenants, including achieving cumulative earnings before interest, taxes, depreciation and amortization, ("EBITDA Covenant"), and maintaining certain coverage ratios. The Company was in compliance with the Credit Agreement as of October 2, 1994. To comply with the minimum EBITDA Covenant requirements (as amended), the Company's subsidiary, VSI Corporation ("VSI"), must earn for the cumulative total of the trailing four quarters, EBITDA as follows: $70.4 million for the second quarter of Fiscal 1995, $72.1 million for the third quarter of Fiscal 1995, $75.0 million for the fourth quarter of Fiscal 1995, and $76.6 million for the first quarter of Fiscal 1996. VSI's ability to meet the minimum requirements under the EBITDA Covenant in Fiscal 1995 is uncertain, and there can be no assurance that the Company will be able in the future to comply with the minimum requirements under the EBITDA Covenant and other financial covenants under the Credit Agreement. Noncompliance with any of the financial covenants, without cure, or waiver would constitute an event of default under the Credit Agreement.
An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line. If necessary, management believes a waiver can be obtained.

     Any available cash may be paid as dividends to RHI if the purpose of such dividends is to provide TFC with funds necessary to meet its debt service requirements under specified notes and debentures. All other dividends to RHI are subject to certain limitations under the Credit Agreement. As of October 2, 1994, the Company was unable to provide dividends to RHI. The Credit Agreement also restricts additional borrowings under the Credit Facilities for the payment of any dividends.

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Note 4 of Notes to Consolidated Financial Statements (Unaudited).

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



Date:  November 14, 1994