Form 10-Q
period 1995-01-01
FAIRCHILD INDUSTRIES INC /DE/
filed 1995-02-10
CIK 34257

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                   FORM 10-Q
                             --------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended January 1, 1995

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

                                         Outstanding at
Class                                    January 1, 1995
- -----                                    ---------------
Common Stock, $100.00 par value               1,400

          FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES*

                                    INDEX

PART I.     FINANCIAL INFORMATION                                      Page

            Item 1.    Financial Statements

                       Condensed Consolidated Balance Sheets
                       as of January 1, 1995 (Unaudited) and
                       June 30, 1994                                     3

                       Consolidated Statements of Earnings
                       for the Three and Six Months Ended
                       January 1, 1995 and January 2, 1994
                       (Unaudited)                                       5

                       Condensed Consolidated Statements of
                       Cash Flows for the Six Months Ended
                       January 1, 1995 and January 2, 1994
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

                       PART 1.  FINANCIAL INFORMATION
                       ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands)
                                              January 1,       June 30,
ASSETS                                           1995            1994
- ------                                       ------------    ------------
                                              (Unaudited)         (*)
Current Assets:
Cash and cash equivalents....................  $  4,596        $  2,468
Accounts receivable-trade, less allowances
  of $2,268 and $2,135.......................    71,611          68,364
Inventories:
   Finished goods............................    59,082          46,358
   Work-in-process...........................    24,083          28,418
   Raw materials.............................     9,848          10,120
                                                -------         -------
                                                 93,013          84,896

Prepaid expenses and other current assets....    16,344          29,353
                                                -------         -------
Total Current Assets.........................   185,564         185,081

Property, plant and equipment, net of
  accumulated depreciation of $98,090 and
  $85,563....................................   160,210         157,301

Net assets held for sale.....................    35,410          34,515
Cost in excess of net assets acquired,
  (Goodwill) less accumulated amortization of
  $31,804 and $28,864........................   196,744         195,929
Prepaid pension assets.......................    16,384          17,795
Other assets.................................    26,771          26,855
                                                -------         -------
Total Assets.................................  $621,083        $617,476
                                                =======         =======



*Condensed from audited financial statements.



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands)
                                             January 1,        June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY            1995             1994
- ------------------------------------        ------------     ------------
                                             (Unaudited)         (*)
Current Liabilities:
Bank notes payable and current
  maturities of long-term debt...........     $ 13,849         $ 12,735
Accounts payable.........................       34,923           32,372
Due to affiliated companies..............       42,817           52,250
Other accrued liabilities................       66,442           64,351
                                               -------          -------
Total Current Liabilities................      158,031          161,708

Long-term debt, less current maturities..      220,600          224,132
Other long-term liabilities..............       15,094           16,412
Retiree health care liabilities..........       48,062           49,200
Noncurrent income taxes..................       19,214           26,576
                                               -------          -------
Total Liabilities........................      461,001          478,028

Redeemable Preferred Stock: $3.60
  Cumulative Series A Convertible
  Preferred Stock, without par value,
  424,701 shares authorized, issued
  and outstanding at redemption value
  of $45.00 per share....................       19,112           19,112

Stockholders' Equity:
Series B Preferred Stock, without par
  value, 3,000 shares authorized, 2,256
  and 2,025 issued and outstanding;
  liquidation value of $100,000 per share      225,600          202,500

Series C Cumulative Preferred Stock,
  without par value, 558,360 shares
  authorized, issued and outstanding;
  liquidation value of $45.00 per share..       24,015           24,015

Common stock, par value of $100.00 per
  share, 1,400 shares authorized,
  issued, and outstanding................          140              140
Paid-in capital..........................        2,390            2,390
Accumulated deficit......................     (115,405)        (111,855)
Cumulative translation adjustment........        4,230            3,146
                                               -------          -------
Total Stockholders' Equity...............      140,970          120,336
                                               -------          -------
Total Liabilities and Stockholders'
  Equity.................................     $621,083         $617,476
                                               =======          =======
*Condensed from audited financial statements.


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                               (In thousands)
                                          Three Months Ended           Six Months Ended
                                        January 1,  January 2,       January 1,  January 2,
                                          1995        1994             1995        1994
                                        ----------  ----------       ----------  ----------
                                                        (*)                         (*)
Revenue:
   Sales...............................  $119,921    $108,830        $234,483    $219,321
   Other income, net...................       788          82           1,357         216
                                          -------     -------         -------     -------
                                          120,709     108,912         235,840     219,537
Costs and Expenses:
   Cost of sales.......................    93,121      82,955         177,507     170,484
   Selling, general & administrative...    19,772      17,576          38,106      36,210
   Research and development............       913         971           1,881       2,037
   Amortization of goodwill............     1,475       1,465           2,939       2,969
   Restructuring.......................      --         9,903            --         9,903
                                          -------     -------         -------     -------
                                          115,281     112,870         220,433     221,603

Operating income (loss)................     5,428      (3,958)         15,407      (2,066)

Interest expense.......................     8,464       4,949          16,930      14,167
Interest income........................       (54)        (84)            (80)       (179)
                                          -------     -------         -------     -------
Net interest expense...................     8,410       4,865          16,850      13,988

Investment income......................      --         1,900             278       2,800
Equity in earnings of affiliates.......       136         144             413         250
Minority interest......................       (32)         10             (99)         (2)
                                          -------     -------         -------     -------
Loss from continuing operations before
  taxes................................    (2,878)     (6,769)           (851)    (13,006)

Income tax provision (benefit).........      (972)       (809)            748      (2,518)
                                          -------     -------         -------     -------
Loss from continuing operations........    (1,906)     (5,960)         (1,599)    (10,488)
Cumulative effect of change in
  accounting for postretirement
  benefits, net........................       --         --              --          (252)
Cumulative effect of change in
  accounting for income taxes, net.....       --         --              --       (11,486)
                                          -------     -------         -------     -------
Net loss...............................    (1,906)     (5,960)         (1,599)    (22,226)

Series A Preferred Dividends...........       382         382             764         764
Series C Preferred Dividends...........       594         594           1,187       1,187
                                          -------     -------         -------     -------
Net loss after Preferred Dividends.....  $ (2,882)   $ (6,936)       $ (3,550)   $(24,177)
                                          =======     =======         =======     =======

* Restated for the inclusion of a division previously included in net assets held for sale. (See Note 1).

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                              (In thousands)
                                                   Six Months Ended
                                               January 1,      January 2,
                                                  1995            1994
                                              ------------    ------------
                                                                   (*)
Cash provided by (used for)
  Operations:
    Net loss................................    $ (1,599)       $(22,226)
    Cumulative effect of accounting changes,
      net...................................        --            11,738
    Depreciation and amortization...........      16,491          16,003
    Accretion of discount on long-term
      liabilities...........................       1,567           1,560
    Adjustments for other non-cash charges..         435           7,772
    Adjustments for non-cash credits........        (413)           (250)
    Loss on sale of fixed assets............         225             347
    Changes in assets and liabilities.......      (4,464)         (3,071)
                                                 -------         -------
    Cash provided by operations.............      12,242          11,873

  Investments:
    Capital expenditures....................      (8,402)         (5,693)
    Business acquisitions...................     (11,550)           --
    Changes in net assets held for sale.....        (895)         (2,422)
    Other, net..............................         970             143
                                                 -------         -------
    Cash used for investments...............     (19,877)         (7,972)

  Financing:
    Issuance of debt........................       2,607          89,920
    Debt repayments, net....................     (14,458)        (90,293)
    Issuance of Series B preferred stock....      23,100           4,000
    Dividends...............................      (1,951)         (1,951)
    Other, net..............................        --               144
                                                 -------         -------
    Cash provided by financing..............       9,298           1,820

Effect of exchange rate changes on cash.....         465            (899)
Net increase in cash........................       2,128           4,822
Cash, beginning of period...................       2,468             --
                                                 -------         -------
Cash, end of period.........................    $  4,596        $  4,822
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

         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Financial Statements

     The consolidated balance sheet as of January 1, 1995, and the consolidated statements of earnings and cash flows for the six months ended January 1, 1995 and January 2, 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 1, 1995, and for all periods presented have been made. The balance sheet at June 30, 1994, was condensed from audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1994, Form 10-K. The results of operations for the period ended January 1, 1995 are not necessarily indicative of the operating results for the full year. Certain amounts in prior years' quarterly financial statements have been reclassified to conform to the current presentation.

     The Fiscal 1994 first six months data presented vary from the amounts previously reported in the Form 10-Q dated January 2, 1994, and have been restated due to the Company's decision not to sell a division, which was previously included in net assets held for sale, and not included in the results of operations. Sales from the division were $7,579,000 in the first six months of Fiscal 1994. Earnings from the division had no material effect during this period.

Note 2 - Acquisitions

     On November 28, 1994, Fairchild Communications Services Company ("Fairchild Communications"), a partnership whose partners are indirect subsidiaries of the Company, completed the acquisition of substantially all of the telecommunications assets of JWP Telecom, Inc., ("JWP") for approximately $11,000,000 plus the assumption of approximately $3,000,000 of liabilities. JWP is a telecommunications system integrator, specializing in manufacturing, distribution, design, installation and maintenance of voice and data communications equipment. In the first quarter of Fiscal 1995, Fairchild Communications acquired all the shared telecommunications assets of Eaton & Lauth Co., Inc. for approximately $550,000.

Note 3 - Revolving Credit Facility

     On August 18, 1994, the Company's revolving credit facility was reduced by $9,250,000 to provide a total available facility of $50,250,000, of which $42,357,000 was available on January 1, 1995. In addition, (1) the borrowing rate was increased by 1.0% to generally bear interest at 3.75% over the London Interbank Offer Rate and (2) the commitment fee charged on the unused portion of the revolving credit facility was increased to 1.0%.

Note 4 - Redeemable Preferred Stock

     The Company's Series A Preferred Stock has a mandatory redemption value of $45.00 per share and an annual dividend requirement of $3.60 per share. There were 424,701 shares of Series A Preferred Stock authorized, issued and outstanding at January 1, 1995 and June 30, 1994.

Note 5 - Commitments and Contingencies

Lease Guaranties
- ----------------
     In connection with the sale of Metro Credit Corporation, the Company remained contingently liable as a guarantor of the payment and performance of obligations of third party lessees under aircraft leases, which call for aggregate annual base lease payments of approximately $3,454,000 in Fiscal 1995, and approximately $9,669,000 over the remaining 4-year guaranty period. In each case, the Company has been indemnified by the purchasers and lessees from any losses related to such guaranties.

Government Claims
- -----------------

     Following an investigation by the Inspector General of NASA, the civil division of the United States Department of Justice alleged improprieties in years 1982 and 1984 through 1986, in indirect costs rates and labor charging practices of a former subsidiary of the Company. The Company settled these claims with the Department of Justice and agreed to pay the government $5,000,000, payable in six equal semi-annual installments, with interest at 6.0% per year. The first installment was made in the current second quarter period. The unpaid balance is collateralized by certain excess real estate.

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

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OF
- -------------------------------------------------
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION
     ---------------------------------------------

RESULTS OF OPERATIONS

     The Company currently operates in three principal business segments:
Aerospace Fasteners, Industrial Products and Communications Services. Set forth below is a comparison of the results from continuing operations of the Company for the three and six month periods ended January 1, 1995 and January 2, 1994.

(In thousands)
                                         Three Months Ended         Six Months Ended
                                        January 1,  January 2,    January 1,  January 2,
                                           1995        1994          1995        1994
                                        ----------  ----------    ----------  ----------
                                                       (*)                       (*)
Sales by Business Segment:
   Aerospace Fasteners................   $ 53,273    $ 50,446      $105,405    $102,024
   Industrial Products................     44,080      39,944        86,568      80,714
   Communications Services............     22,568      18,440        42,510      36,583
                                          -------     -------       -------     -------
Total.................................   $119,921    $108,830      $234,483    $219,321
                                          =======     =======       =======     =======
Operating Income (loss) by
Business Segment:
   Aerospace Fasteners................   $ (3,320)   $(11,654)     $ (2,149)   $(18,031)
   Industrial Products................      5,480       4,903        10,660       9,897
   Communications Services............      3,829       4,114         8,251       8,045
                                          -------     -------       -------     -------
Total.................................      5,989      (2,637)       16,762         (89)

   Corporate administrative expense...       (985)       (954)       (1,809)     (1,897)
   Other corporate income (expense)...        424        (367)          454         (80)
                                          -------     -------       -------     -------
Operating income (loss)...............      5,428      (3,958)       15,407      (2,066)

Net interest expense..................     (8,410)     (4,865)      (16,850)    (13,988)
Investment income.....................       --         1,900           278       2,800
Equity in earnings of affiliates, net
  of minority interest................        104         154           314         248
                                          -------     -------       -------     -------
Loss from continuing operations before
  income taxes........................     (2,878)     (6,769)         (851)    (13,006)
Income tax provision (benefit)........       (972)       (809)          748      (2,518)
                                          -------     -------       -------     -------
Loss from continuing operations.......   $ (1,906)   $ (5,960)     $ (1,599)   $(10,488)
                                          =======     =======       =======     =======





* Restated for the inclusion of a division previously included in net assets held for sale. (See Note 1).

General
- -------

     Overall sales increased by 10.2% in the second quarter and 6.9% for the Fiscal 1995 six month period compared to sales for the same periods in Fiscal 1994, which reflected stronger sales performances from all three business segments.

    Operating income increased $9.4 million in the second quarter and $17.5 million for the Fiscal 1995 six month period compared to operating income for the same periods in Fiscal 1994. Operating losses decreased significantly in the Aerospace Fasteners segment. The Fiscal 1994 second quarter and six month period included a restructuring charge in the Aerospace Fasteners segment of $9.9 million. Operating income was up in the Industrial Products segment in both periods and in the Communications Services segment for the six month period. (See discussion below.)

Aerospace Fasteners
- -------------------

     Sales in the Aerospace Fasteners segment increased 5.6% in the second quarter and 3.3% for the six month period ended January 1, 1995, compared to the corresponding Fiscal 1994 periods, primarily resulting from aggressive management efforts during the quarter to reduce backlog caused by quality problems and earthquake disruption, which are diminishing.

     Operating losses in the Aerospace Fasteners segment decreased $8.3 million in the second quarter and $15.9 million for the Fiscal 1995 six month period over the corresponding Fiscal 1994 periods; however this segment continues to be affected by soft demand and price erosion and higher quality control costs resulting from customers' intensified quality requirements.
The Fiscal 1995 quarter loss resulted primarily from excess costs incurred to reduce the past due sales backlog, which includes many orders of small quantities at low profit margins. A restructuring charge of $9.9 million was recorded in the prior year second quarter and six month periods for nonrecurring costs related to exiting certain aircraft engine bolt lines.

     On January 17, 1994, the Company's Chatsworth, California Aerospace Fasteners manufacturing facility suffered extensive damage from the Southern California Earthquake. This disruption caused increased costs and reduced revenues in Fiscal 1994 and has negatively affected Fiscal 1995 as well. While the Company carries insurance for both business interruption and property damage caused by earthquakes, the policy has a 5% deductible. The Company recorded an unusual pretax loss in Fiscal 1994 of $4.0 million to cover the currently estimated net cost of the damages and business interruption caused by the earthquake. Included in prepaids and other current assets is an insurance claim receivable of $4.3 million for recoverability of costs related to business interruption and property damage.

Industrial Products
- -------------------

     Sales in the Industrial Products segment increased 10.4% in the second quarter and 7.3% in the Fiscal 1995 first six months, compared to the same Fiscal 1994 periods. $8.2 million of the net increase in sales in the six month period was at D-M-E Company ("D-M-E"), which provides tooling to the plastics industry, and reflects customer response to the fast delivery programs, new products, and growth of the domestic economy. Domestic demand for tooling for plastics has been strong while foreign demand has shown signs of improvement principally reflecting the strengthening European economy. Expansion into selected new foreign markets is being pursued and appears to have potential. Also included in the Industrial Products segment were sales from Fairchild Data Corporation, which declined $2.3 million from the prior year six month period.

     Operating income in the Industrial Products segment increased 11.8% in the second quarter and 7.7% in the first six months of Fiscal 1995, compared to the same periods in Fiscal 1994. A 24.8% increase in operating income, during the first six months, at D-M-E was partially offset by the inclusion of Fairchild Data Corporation, which reported operating losses in the Fiscal 1995 periods. The improved results at D-M-E resulted from a higher sales volume and improved operating margins. In recent years D-M-E has implemented several cost savings steps, including overhead reduction and improved inventory management programs, which have contributed to the higher operating margins. In addition, D-M-E has continued to implement improved manufacturing methods that have reduced cycle time and costs.

Communications Services
- -----------------------

     Sales in the Communications Services segment increased 22.4% in the second quarter and 16.2% in the Fiscal 1995 first six months, compared with the same periods in Fiscal 1994, primarily due to the inclusion of sales from acquisitions and to new customers, the addition of telecommunications franchises in new office buildings, and growth at existing sites.

     Operating income in the Communications Services segment decreased 6.9% in the second quarter and increased 2.6% in the Fiscal 1995 first six months, compared to the same periods in Fiscal 1994. The decrease in operating income in the Fiscal 1995 second quarter was primarily due to recognizing initial costs related to integrating the recent acquisition. These costs will likely affect the third quarter as well, after which management expects this acquisition to contribute to growth in sales and operating income.

Other Expenses/Income
- ---------------------

     Corporate Administrative Expense - Corporate administrative expense did not vary significantly from the prior year periods. The Company's staff performs work on behalf of The Fairchild Corporation ("TFC") and RHI Holdings ("RHI") which is charged out monthly based on the estimated level of effort. Management believes that the corporate administrative expense of the Company would be higher if it operated as a separate independent entity.

     Other Corporate Income - Other corporate income increased $.8 million in the second quarter and $.5 million for the six month period ended January 1, 1995, primarily due to increased royalty income received in the Fiscal 1995 periods.

     Net Interest Expense - In the second quarter and six months ended January 1, 1995, net interest expense increased $3.5 million and $2.9 million, respectively. The prior year second quarter period includes a $3.8 million reduction in interest expense on intercompany borrowings, which resulted from reducing the rate from 12.23% to approximate market rates since January 1, 1993.

     Investment Income - Investment income of $1.9 million and $2.8 million was recorded in the second quarter and first six months of Fiscal 1994, respectively, resulting primarily from dividends realized on participating annuity contracts.

     Income Taxes - In the first six months of Fiscal 1995, the Company recorded a tax provision of $.7 million on a pretax loss of $.9 million. A tax provision resulted rather than a tax benefit largely due to the amortization of goodwill, which is not deductible for tax purposes.

Accounting Changes:
- -------------------

     1) Postretirement Benefits - Using the immediate recognition method, the Fiscal 1994 first six months charge to earnings representing the cumulative effect of this accounting change was immaterial. The unamortized portion of an overstated liability of $10.7 million for discontinued operations substantially offset the transition obligation of $10.9 million for active employees and retirees of continuing operations.

     2) Accounting for Income Taxes - The Company elected the immediate recognition method and recorded a $11.5 million charge in the first six months of Fiscal 1994, representing the cumulative effect on prior years. This charge represents deferred taxes related primarily to differences between the tax basis and book basis of fixed assets, prepaid pension expenses, and inventory.

     Net Loss - Net losses decreased $20.6 million in the first six months of Fiscal 1995, compared to the first six months of Fiscal 1994, primarily due to: (1) the $17.5 million increase in operating income in the first six months of Fiscal 1995, and (2) the $11.7 million charge, net of tax, for the cumulative effect of accounting changes which was recorded in the first six months of Fiscal 1994, partially offset by (3) higher net interest expense, lower investment income and higher taxes in Fiscal 1995.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at January 1, 1995, was $ 27.5 million, which was $4.2 million higher than at June 30, 1994. The primary reasons for this increase included a $13.5 million increase in cash, receivables and inventory, reflecting acquisitions and efforts to reduce backlog, plus a $3.7 million net reduction in current liabilities. This increase was offset partially by a $13.0 million reduction in prepaid expenses and other current assets reflecting (1) current taxes being reclassified to noncurrent and (2) a $2.4 million reduction in the earthquake insurance claim receivable.

     The Company's principal sources of liquidity are cash generated from operations and borrowings under its credit agreement. The Company also expects to generate cash from the sale of certain assets. Net assets held for sale at January 1, 1995 had a book value of $35.4 million and included three parcels of real estate in California and an 88 acre parcel of real estate located in Farmingdale, New York, which the Company plans to sell, lease or develop, subject to the resolution of certain environmental matters and market conditions.

     The Company's principal cash requirements include debt service, capital expenditures, acquisitions, payment of other liabilities and payment of dividends on preferred stock.

     The level of the Company's capital expenditures varies from year to year, depending upon the timing of capital spending for new production equipment, periodic plant and facility expansion, acquisition of building telecommunications assets, as well as cost reduction and labor efficiency programs. For the six month period ended January 1, 1995, capital expenditures, including the cost of acquisitions, were $20.0 million. The Company anticipates that total capital expenditures, including the cost of acquisitions, for the fiscal year ending June 30, 1995 will be approximately $30.8 million.

     Other liabilities that require the use of cash include post-employment benefits for retirees, environmental investigation and remediation obligations, and litigation settlements and related costs.

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

     The Company's Credit Agreement requires the Company to comply with certain financial covenants, including achieving cumulative earnings before interest, taxes, depreciation and amortization, ("EBITDA Covenant"), and maintaining certain coverage ratios. The Company was in compliance with the Credit Agreement as of January 1, 1995. To comply with the minimum EBITDA Covenant requirements (as amended), the Company's subsidiary, VSI Corporation ("VSI"), must earn for the cumulative total of the trailing four quarters,
EBITDA as follows:   $72.1 million for the third quarter of Fiscal 1995,
$75.0 million for the fourth quarter of Fiscal 1995, $76.6 million for the first quarter of Fiscal 1996, and $78.4 million for the second quarter of Fiscal 1996. VSI's ability to meet the minimum requirements under the EBITDA Covenant in Fiscal 1995 is uncertain, and there can be no assurance that the Company will be able in the future to comply with the minimum requirements under the EBITDA Covenant and other financial covenants under the Credit Agreement. Noncompliance with any of the financial covenants, without cure or waiver, would constitute an event of default under the Credit Agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in acceleration of the principal and interest outstanding, and a termination of the revolving credit line. However, if necessary, management believes a waiver can be obtained.

     Any available cash may be paid as dividends to RHI if the purpose of such dividends is to provide TFC with funds necessary to meet its debt service requirements under specified notes and debentures. All other dividends to RHI are subject to certain limitations under the Credit Agreement. As of January 1, 1995, the Company was unable to provide dividends to RHI. The Credit Agreement also restricts additional borrowings under the Credit Facilities for the payment of any dividends.

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Note 5 of Notes to Consolidated Financial Statements (Unaudited).

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



Date:  February 10, 1995