Form 10-Q
period 1995-04-02
FAIRCHILD INDUSTRIES INC /DE/
filed 1995-05-12
CIK 34257

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                   FORM 10-Q
                             --------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 2, 1995

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

                                         Outstanding at
Class                                    April 2, 1995
- -----                                    ---------------
Common Stock, $100.00 par value               1,400

          FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES*

                                    INDEX

PART I.     FINANCIAL INFORMATION                                      Page

            Item 1.    Financial Statements

                       Condensed Consolidated Balance Sheets
                       as of April 2, 1995 (Unaudited) and
                       June 30, 1994                                     3

                       Consolidated Statements of Earnings
                       for the Three and Nine Months Ended
                       April 2, 1995 and April 3, 1994
                       (Unaudited)                                       5

                       Condensed Consolidated Statements of
                       Cash Flows for the Nine Months Ended
                       April 2, 1995 and April 3, 1994
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

                       PART 1.  FINANCIAL INFORMATION
                       ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands)
                                               April 2,        June 30,
ASSETS                                           1995            1994
- ------                                       ------------    ------------
                                              (Unaudited)         (*)
Current Assets:
Cash and cash equivalents....................  $  1,078        $  2,468
Accounts receivable-trade, less allowances
  of $2,760 and $2,135.......................    88,399          68,364
Inventories:
   Finished goods............................    61,692          46,358
   Work-in-process...........................    25,712          28,418
   Raw materials.............................    10,490          10,120
                                                -------         -------
                                                 97,894          84,896

Prepaid expenses and other current assets....    12,698          29,353
                                                -------         -------
Total Current Assets.........................   200,069         185,081

Property, plant and equipment, net of
  accumulated depreciation of $105,309 and
  $85,563....................................   158,620         157,301

Net assets held for sale.....................    29,812          34,515
Cost in excess of net assets acquired,
  (Goodwill) less accumulated amortization of
  $33,261 and $28,864........................   194,551         195,929
Prepaid pension assets.......................    15,569          17,795
Other assets.................................    23,219          26,855
                                                -------         -------
Total Assets.................................  $621,840        $617,476
                                                =======         =======



*Condensed from audited financial statements.



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands)
                                              April 2,         June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY            1995             1994
- ------------------------------------        ------------     ------------
                                             (Unaudited)         (*)
Current Liabilities:
Bank notes payable and current
  maturities of long-term debt...........     $ 16,539         $ 12,735
Accounts payable.........................       34,899           32,372
Due to affiliated companies..............       45,978           52,250
Accrued interest.........................        2,992            6,836
Other accrued liabilities................       66,463           57,515
                                               -------          -------
Total Current Liabilities................      166,871          161,708

Long-term debt, less current maturities..      217,860          224,132
Other long-term liabilities..............       13,770           16,412
Retiree health care liabilities..........       47,549           49,200
Noncurrent income taxes..................       16,458           26,576
                                               -------          -------
Total Liabilities........................      462,508          478,028

Redeemable Preferred Stock: $3.60
  Cumulative Series A Convertible
  Preferred Stock, without par value,
  424,701 shares authorized, issued
  and outstanding at redemption value
  of $45.00 per share....................       19,112           19,112

Stockholders' Equity:
Series B Preferred Stock, without par
  value, 3,000 shares authorized, 2,256
  and 2,025 issued and outstanding;
  liquidation value of $100,000 per share      225,600          202,500

Series C Cumulative Preferred Stock,
  without par value, 558,360 shares
  authorized, issued and outstanding;
  liquidation value of $45.00 per share..       24,015           24,015

Common stock, par value of $100.00 per
  share, 1,400 shares authorized,
  issued, and outstanding................          140              140
Paid-in capital..........................        2,390            2,390
Accumulated deficit......................     (119,019)        (111,855)
Cumulative translation adjustment........        7,094            3,146
                                               -------          -------
Total Stockholders' Equity...............      140,220          120,336
                                               -------          -------
Total Liabilities and Stockholders'
  Equity.................................     $621,840         $617,476
                                               =======          =======
*Condensed from audited financial statements.


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                               (In thousands)
                                          Three Months Ended         Nine Months Ended
                                         April 2,    April 3,       April 2,    April 3,
                                          1995        1994           1995        1994
                                        ----------  ----------     ----------  ----------
Revenue:
   Sales...............................  $138,912    $112,836      $373,395    $332,157
   Other income, net...................       198         485         1,555         701
                                          -------     -------       -------     -------
                                          139,110     113,321       374,950     332,858
Costs and Expenses:
   Cost of sales.......................   106,918      85,698       284,425     256,182
   Selling, general & administrative...    21,932      17,641        60,038      53,851
   Research and development............     1,029         886         2,910       2,923
   Amortization of goodwill............     1,456       1,437         4,395       4,406
   Restructuring.......................      --          --            --         9,903
   Unusual items.......................      --         3,200          --         3,200
                                          -------     -------       -------     -------
                                          131,335     108,862       351,768     330,465

Operating income.......................     7,775       4,459        23,182       2,393

Interest expense.......................     9,122       8,299        26,052      22,466
Interest income........................       (46)       (103)         (126)       (282)
                                          -------     -------       -------     -------
Net interest expense...................     9,076       8,196        25,926      22,184

Investment income......................      --           379           278       3,179
Equity in earnings of affiliates.......       198          96           611         346
Minority interest......................       (50)         18          (149)         16
                                          -------     -------       -------     -------
Loss from continuing operations before
  taxes................................    (1,153)     (3,244)       (2,004)    (16,250)

Income tax provision (benefit).........     1,286        (828)        2,034      (3,346)
                                          -------     -------       -------     -------
Loss from continuing operations........    (2,439)     (2,416)       (4,038)    (12,904)
Loss on disposal of discontinued
  operations, net......................      (200)       --            (200)       --
                                          -------     -------       -------     -------
Loss before accounting changes.........    (2,639)     (2,416)       (4,238)    (12,904)

Cumulative effect of change in
  accounting for postretirement
  benefits, net........................      --          --            --          (252)
Cumulative effect of change in
  accounting for income taxes, net.....      --          --            --       (11,486)
                                          -------     -------       -------     -------
Net loss...............................    (2,639)     (2,416)       (4,238)    (24,642)

Series A Preferred Dividends...........       383         383         1,147       1,147
Series C Preferred Dividends...........       593         593         1,780       1,780
                                          -------     -------       -------     -------
Net loss after Preferred Dividends.....  $ (3,615)   $ (3,392)     $ (7,165)   $(27,569)
                                          =======     =======       =======     =======
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                              (In thousands)
                                                  Nine Months Ended
                                                April 2,        April 3,
                                                  1995            1994
                                              ------------    ------------
Cash provided by (used for)
  Operations:
    Net loss................................    $ (4,238)       $(24,642)
    Cumulative effect of accounting changes,
      net...................................        --            11,738
    Depreciation and amortization...........      26,149          24,119
    Accretion of discount on long-term
      liabilities...........................       2,345           2,740
    Adjustments for other non-cash charges..         149           7,772
    Undistributed earnings of affiliates....        (261)           (346)
    Loss on sale of fixed assets............         322             341
    Changes in assets and liabilities.......     (20,431)        (12,093)
                                                 -------         -------
    Cash provided by operations.............       4,035           9,629

  Investments:
    Capital expenditures....................     (13,156)         (9,380)
    Business acquisitions...................     (11,550)           --
    Changes in net assets held for sale.....       3,712            (715)
    Other, net..............................       1,704             480
                                                 -------         -------
    Cash used for investments...............     (19,290)         (9,615)

  Financing:
    Issuance of debt........................       6,755          97,878
    Debt repayments, net....................     (15,495)        (94,471)
    Issuance of Series B preferred stock....      23,100           4,000
    Dividends...............................      (2,926)         (2,926)
    Other, net..............................        --               144
                                                 -------         -------
    Cash provided by financing..............      11,434           4,625

Effect of exchange rate changes on cash.....       2,431            (304)
Net increase (decrease) in cash.............      (1,390)          4,335
Cash and cash equivalents, beginning of
    period..................................       2,468             --
                                                 -------         -------
Cash and cash equivalents, end of period....    $  1,078        $  4,335
                                                 =======         =======


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Financial Statements

     The consolidated balance sheet as of April 2, 1995, and the consolidated statements of earnings and cash flows for the nine months ended April 2, 1995 and April 3, 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 2, 1995, and for all periods presented have been made. The balance sheet at June 30, 1994, was condensed from audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1994, Form 10-K. The results of operations for the period ended April 2, 1995 are not necessarily indicative of the operating results for the full year. Certain amounts in prior years' quarterly financial statements have been reclassified to conform to the current presentation.

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

Note 3 - Revolving Credit Facility

     On August 18, 1994, the Company's revolving credit facility was reduced by $9,250,000 to provide a total available facility of $50,250,000, of which $38,999,000 was available on April 2, 1995. In addition, (1) the borrowing rate was increased by 1.0% to generally bear interest at 3.75% over the London Interbank Offer Rate and (2) the commitment fee charged on the unused portion of the revolving credit facility was increased to 1.0%.

Note 4 - Redeemable Preferred Stock

     The Company's Series A Preferred Stock has a mandatory redemption value of $45.00 per share and an annual dividend requirement of $3.60 per share. There were 424,701 shares of Series A Preferred Stock authorized, issued and outstanding at April 2, 1995 and June 30, 1994.

Note 5 - Commitments and Contingencies

Lease Guaranties
- ----------------
     In connection with the sale of Metro Credit Corporation, the Company remained contingently liable as a guarantor of the payment and performance of obligations of third party lessees under aircraft leases, which call for aggregate annual base lease payments of approximately $3,454,000 in Fiscal 1995, and approximately $8,806,000 over the remaining 4-year guaranty period. In each case, the Company has been indemnified by the purchasers and lessees from any losses related to such guaranties.

Government Claims
- -----------------

     Following an investigation by the Inspector General of NASA, the civil division of the United States Department of Justice alleged improprieties in years 1982 and 1984 through 1986, in indirect costs rates and labor charging practices of a former subsidiary of the Company. The Company settled these claims with the Department of Justice and agreed to pay the government $5,000,000, payable in six equal semi-annual installments, with interest at 6.0% per year. The first installment was made in the second quarter of Fiscal 1995. The unpaid balance is collateralized by certain excess real estate.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- -------------------------------------------------
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION
     ---------------------------------------------

     Fairchild Industries, Inc. (the "Company") is incorporated under the laws of the State of Delaware and is the successor corporation to Fairchild Industries, Inc., a corporation incorporated in Maryland in 1936, pursuant to a merger effective on May 4, 1987. The Company is a subsidiary of RHI Holdings, Inc. ("RHI") which is in turn a wholly-owned subsidiary of The Fairchild Corporation ("TFC").

RESULTS OF OPERATIONS

     The Company currently operates in three principal business segments:
Aerospace Fasteners, Industrial Products and Communications Services. Set forth below is a comparison of the results from continuing operations of the Company for the three and nine month periods ended April 2, 1995 and April 3, 1994.

(In thousands)
                                          Three Months Ended        Nine Months Ended
                                         April 2,    April 3,      April 2,    April 3,
                                           1995        1994          1995        1994
                                        ----------  ----------    ----------  ----------
Sales by Business Segment:
   Aerospace Fasteners................   $ 56,684    $ 50,619      $162,089    $152,643
   Industrial Products................     47,773      43,208       134,341     123,922
   Communications Services............     34,455      19,009        76,965      55,592
                                          -------     -------       -------     -------
Total.................................   $138,912    $112,836      $373,395    $332,157
                                          =======     =======       =======     =======
Operating Income (loss) by
Business Segment:
   Aerospace Fasteners................   $ (3,573)   $ (5,177)     $ (5,722)   $(23,208)
   Industrial Products................      7,586       6,086        18,246      15,983
   Communications Services............      5,172       4,153        13,423      12,198
                                          -------     -------       -------     -------
Total.................................      9,185       5,062        25,947       4,973

   Corporate administrative expense...     (1,223)       (872)       (3,032)     (2,769)
   Other corporate income (expense)...       (187)        269           267         189
                                          -------     -------       -------     -------
Operating income......................      7,775       4,459        23,182       2,393

Net interest expense..................     (9,076)     (8,196)      (25,926)    (22,184)
Investment income.....................       --           379           278       3,179
Equity in earnings of affiliates, net
  of minority interest................        148         114           462         362
                                          -------     -------       -------     -------
Loss from continuing operations before
  income taxes........................     (1,153)     (3,244)       (2,004)    (16,250)
Income tax provision (benefit)........      1,286        (828)        2,034      (3,346)
                                          -------     -------       -------     -------
Loss from continuing operations.......   $ (2,439)   $ (2,416)     $ (4,038)   $(12,904)
                                          =======     =======       =======     =======



General
- -------

     Overall sales increased by 23.1% in the third quarter and 12.4% for the Fiscal 1995 nine month period compared to sales for the same periods in Fiscal 1994, which reflected stronger sales performances from all three business segments.

    Operating income increased $3.3 million in the third quarter and $20.8 million for the Fiscal 1995 nine month period compared to operating income for the same periods in Fiscal 1994. Operating losses decreased significantly in the Aerospace Fasteners segment primarily due to the Fiscal 1994 nine month period having included a restructuring charge of $9.9 million recorded in the second quarter of Fiscal 1994 and a $3.2 million charge for earthquake damage and related business interruption occurring in the third quarter of Fiscal 1994. Operating income was up in both the Industrial Products segment and the Communications Services segment in both current year periods. (See discussion below.)

Aerospace Fasteners
- -------------------

     Sales in the Aerospace Fasteners segment increased 12.0% in the third quarter and 6.2% for the nine month period ended April 2, 1995, compared to the corresponding Fiscal 1994 periods, primarily resulting from aggressive management efforts during the nine month period to reduce backlog caused by quality problems and earthquake disruption, which are diminishing.

     Operating losses in the Aerospace Fasteners segment decreased $1.6 million in the third quarter and $17.5 million for the Fiscal 1995 nine month period over the corresponding Fiscal 1994 periods; however, this segment continues to be affected by soft demand and severe price erosion and higher quality control costs resulting from customers' requirements. The Fiscal 1995 third quarter loss resulted primarily from excess costs incurred to reduce the past due sales backlog, which includes many orders of small quantities at low profit margins. Certain products have yielded negative margins due to labor inefficiencies and low prices. Management is taking steps to cancel any such orders remaining in the backlog unless improved pricing can be negotiated. Management will also continue to reduce the capacity of the Aerospace Fasteners segment as necessary to bring the breakeven point in line with demand. These actions may result in further restructuring charges in the future. A restructuring charge of $9.9 million was recorded in the prior year second quarter period for nonrecurring costs related to exiting certain aircraft engine bolt lines and $3.2 million in the prior year third quarter for earthquake loss (see below).

     On January 17, 1994, the Company's Chatsworth, California Aerospace Fasteners manufacturing facility suffered extensive damage from the Southern California Earthquake. This disruption caused increased costs and reduced revenues in Fiscal 1994 and has negatively affected Fiscal 1995 as well. While the Company carries insurance for both business interruption and property damage caused by earthquakes, the policy has a 5% deductible. The Company recorded an unusual pretax loss in Fiscal 1994 of $4.0 million ($3.2 million in the nine month period ended April 3, 1994) to cover the currently estimated net cost of the damages and business interruption caused by the earthquake. Included in prepaids and other current assets is an insurance claim receivable of $4.9 million for recoverability of costs related to business interruption and property damage.


Industrial Products
- -------------------

     Sales in the Industrial Products segment increased 10.6% in the third quarter and 8.4% in the Fiscal 1995 first nine months, compared to the same Fiscal 1994 periods. $11.6 million of the net increase in sales in the nine month period was at D-M-E Company ("D-M-E"), which provides tooling to the plastics industry, and reflects customer response to the fast delivery programs, new products, and growth of the domestic economy. Domestic demand for tooling for plastics has been strong while foreign demand has shown signs of improvement principally reflecting the strengthening European economy. Expansion into selected new foreign markets is being pursued and appears to have potential. Also included in the Industrial Products segment were sales from Fairchild Data Corporation, which declined $1.2 million from the prior year nine month period, but, improved $1.1 million in the Fiscal 1995 third quarter compared to the prior year.

     Operating income in the Industrial Products segment increased 24.6% in the third quarter and 14.2% in the first nine months of Fiscal 1995, compared to the same periods in Fiscal 1994. A 24.5% increase in operating income, during the first nine months, at D-M-E was partially offset by the inclusion of Fairchild Data Corporation, which reported an operating loss in the Fiscal 1995 nine month period, but did report positive earnings in the third quarter of Fiscal 1995. The improved results at D-M-E resulted from a higher sales volume and improved operating margins. In recent years D-M-E has implemented several cost savings steps, including overhead reduction and improved inventory management programs, which have contributed to the higher operating margins. In addition, D-M-E has continued to implement improved manufacturing methods that have reduced cycle time and costs.

Communications Services
- -----------------------

     Sales in the Communications Services segment increased 81.3% in the third quarter and 38.4% in the first nine months of Fiscal 1995, compared with the same periods in Fiscal 1994, primarily due to the inclusion of sales from the JWP Telecom, Inc., ("JWP") acquisition made during the Fiscal 1995 second quarter, as well as sales to new customers, the addition of telecommunications franchises in new office buildings, and growth at existing sites.

     Operating income in the Communications Services segment increased 24.5% in the third quarter and 10.0% in the first nine months of Fiscal 1995, compared to the same periods in Fiscal 1994 primarily due to increased sales resulting from the reasons given above and related economies of scale.

Other Expenses/Income
- ---------------------

     Corporate Administrative Expense - Corporate administrative expense increased 40.3% in the Fiscal 1995 third quarter and 9.5% in the Fiscal 1995 nine month periods. This increase in Fiscal 1995 was primarily the result of a greater percentage of staff time being spent on the Company's operations, therefore, less time was billed to the parent companies, RHI and TFC. Also, costs were allocated from TFC to the Company which was not done in the prior year periods. Management believes that the corporate administrative expense of the Company would be higher if it operated as a separate independent entity.

     Other Corporate Income - Other corporate income decreased $.5 million in the third quarter and increased slightly in the nine month period ended April 2, 1995. The current third quarter decrease resulted primarily from increased carrying costs on assets held for sale.

     Net Interest Expense - In the third quarter and nine months ended April 2, 1995, net interest expense increased $.9 million and $3.7 million, respectively. The prior year nine month period included a $3.8 million reduction in interest expense on intercompany borrowings, which resulted from reducing the rate from 12.23% to approximate market rates since January 1, 1993.

     Investment Income - Investment income of $.4 million and $3.2 million was recorded in the third quarter and first nine months of Fiscal 1994, respectively, resulting primarily from dividends realized on participating annuity contracts.

     Income Taxes - In the first nine months of Fiscal 1995, the Company recorded a tax provision of $2.0 million on a pretax loss of $2.0 million. A tax provision resulted rather than a tax benefit largely due to the amortization of goodwill, which is not deductible for tax purposes.

Accounting Changes:
- -------------------

     1) Postretirement Benefits - Using the immediate recognition method, the Fiscal 1994 first nine months charge to earnings representing the cumulative effect of this accounting change was immaterial. The unamortized portion of an overstated liability of $10.7 million for discontinued operations substantially offset the transition obligation of $10.9 million for active employees and retirees of continuing operations.

     2) Accounting for Income Taxes - The Company elected the immediate recognition method and recorded a $11.5 million charge in the first nine months of Fiscal 1994, representing the cumulative effect on prior years. This charge represents deferred taxes related primarily to differences between the tax basis and book basis of fixed assets, prepaid pension expenses, and inventory.

     Net Loss - Net losses decreased $20.4 million in the first nine months of Fiscal 1995, compared to the first nine months of Fiscal 1994, primarily due to: (1) the $20.8 million increase in operating income in the first nine months of Fiscal 1995, and (2) the $11.7 million charge, net of tax, for the cumulative effect of accounting changes which were recorded in the first nine months of Fiscal 1994, partially offset by (3) higher net interest expense, lower investment income and higher taxes in Fiscal 1995.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at April 2, 1995, was $33.2 million, which was $9.8 million higher than at June 30, 1994. Receivables and inventory increased $33.0 million, primarily the result of acquisitions, slower customer payments, inventory build and increased sales to reduce backlog. This increase was offset partially by a $16.7 million reduction in prepaid expenses and other current assets reflecting (1) current taxes being reclassified to noncurrent and (2) a $1.8 million reduction in the earthquake insurance claim receivable. Accrued other liabilities increased $8.9 million, primarily the result of acquisitions.

     The Company's principal sources of liquidity are cash generated from operations and borrowings under its credit agreement. The Company also expects to generate cash from the sale of certain assets. Net assets held for sale at April 2, 1995 had a book value of $29.8 million and included two parcels of real estate in California and an 88 acre parcel of real estate located in Farmingdale, New York, which the Company plans to sell, lease or develop, subject to the resolution of certain environmental matters and market conditions. In March 1995, the Company sold one parcel in California for $5.2 million.

     The Company's principal cash requirements include debt service, capital expenditures, acquisitions, payment of other liabilities and payment of dividends on preferred stock.

     The level of the Company's capital expenditures varies from year to year, depending upon the timing of capital spending for new production equipment, periodic plant and facility expansion, acquisition of building telecommunications assets, as well as cost reduction and labor efficiency programs. For the nine month period ended April 2, 1995, capital expenditures, including the cost of acquisitions, were $24.7 million. The Company anticipates that total capital expenditures, including the cost of acquisitions, for the fiscal year ending June 30, 1995 will be approximately $30.8 million.

     Other liabilities that require the use of cash include post-employment benefits for retirees, environmental investigation and remediation obligations, and litigation settlements and related costs.

     The Company expects that cash on hand, cash generated from operations, borrowings, asset sales and the ability to refinance portions of its long-term debt will be adequate to satisfy cash requirements. If such sources are not adequate, the Company believes that additional capital resources would be available from RHI, via either new equity contributions or the assumption of certain of the Company's obligations. However, there can be no assurance that RHI would make these additional capital resources available to the Company. During the nine months ended April 2, 1995, RHI made equity contributions to the Company totaling $23.1 million.

     The Company's Credit Agreement requires the Company to comply with certain financial covenants, including achieving cumulative earnings before interest, taxes, depreciation and amortization, ("EBITDA Covenant"), and maintaining certain coverage ratios. The Company was in compliance with the Credit Agreement as of April 2, 1995. To comply with the minimum EBITDA Covenant requirements (as amended), the Company's subsidiary, VSI Corporation ("VSI"), must earn for the cumulative total of the trailing four quarters,
EBITDA as follows:   $75.0 million for the fourth quarter of Fiscal 1995,
$76.6 million for the first quarter of Fiscal 1996, $78.4 million for the second quarter of Fiscal 1996, and $80.1 million for the third quarter of Fiscal 1996. VSI's ability to meet the minimum requirements under the EBITDA Covenant in Fiscal 1995 is uncertain, and there can be no assurance that the Company will be able in the future to comply with the minimum requirements under the EBITDA Covenant and other financial covenants under the Credit Agreement. Noncompliance with any of the financial covenants, without cure or waiver, would constitute an event of default under the Credit Agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in acceleration of the principal and interest outstanding, and a termination of the revolving credit line. However, if necessary, management believes a waiver can be obtained.

     Any available cash may be paid as dividends to RHI if the purpose of such dividends is to provide TFC with funds necessary to meet its debt service requirements under specified notes and debentures. All other dividends to RHI are subject to certain limitations under the Credit Agreement. As of April 2, 1995, the Company was unable to provide dividends to RHI. The Credit Agreement also restricts additional borrowings under the Credit Facilities for the payment of any dividends.

IMPACT OF FUTURE ACCOUNTING CHANGES

Accounting For The Impairment Of Long-Lived Assets
- --------------------------------------------------
And For Long-Lived Assets To Be Disposed Of
- -------------------------------------------

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. The Company is currently analyzing the new standard to determine the timing and effect, if any, on its consolidated financial statements. SFAS No. 121 is required to be implemented by the Company on, or before, July 1, 1996.

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



Date:  May 12, 1995