Form 10-K
period 1995-06-30
FAIRCHILD INDUSTRIES INC /DE/
filed 1995-09-26
CIK 34257

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                   FORM 10-K
                             --------------------

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 1995         Commission File Number:  1-3102
                   -------------                                  ------

                          FAIRCHILD INDUSTRIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                     52-0579835
- -------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

Washington Dulles International Airport
 300 West Service Road, P.O. Box 10803
         Chantilly, Virginia                            22021-9998
- ----------------------------------------                ----------
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
                                                       Yes  X  No
                                                          ----   ----

     As of September 1, 1995, 424,701 Series A Preferred shares were outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $15,224,000 (based upon the closing prices of these shares on the New York Stock Exchange on such date).

     As of September 1, 1995, 558,360 Series C Preferred shares were outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $21,567,000 (based upon the closing prices of these shares on the New York Stock Exchange on such date).

DOCUMENTS INCORPORATED BY REFERENCE:   None

     The Exhibit index is located on page 62.

                          FAIRCHILD INDUSTRIES, INC.
                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K
                         FOR YEAR ENDED JUNE 30, 1995

PART I                                                                 Page

     Item 1.    Business . . . . . . . . . . . . . . . . . . . . . . .   4

     Item 2.    Properties . . . . . . . . . . . . . . . . . . . . . .  13

     Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . .  14

     Item 4.    Submission of Matters to a Vote of Stockholders. . . .  15

PART II

     Item 5.    Market for the Company's Common Equity and Related
                Stockholder Matters  . . . . . . . . . . . . . . . . .  16

     Item 6.    Selected Financial Data  . . . . . . . . . . . . . . .  16

     Item 7.    Management's Discussion and Analysis of Results of
                Operations and Financial Condition . . . . . . . . . .  16

     Item 8.    Financial Statements and Supplementary Data. . . . . .  27

     Item 9.    Disagreements on Accounting and Financial Disclosure .  56

PART III

     Item 10.   Directors and Executive Officers of the Registrant . .  56

     Item 11.   Executive Compensation . . . . . . . . . . . . . . . .  61

     Item 12.   Security Ownership of Certain Beneficial Owners and
                Management . . . . . . . . . . . . . . . . . . . . . .  61

     Item 13.   Certain Relationships and Related Transactions . . . .  62

PART IV

     Item 14.   Exhibits, Financial Statement Schedules and Reports
                on Form 8-K  . . . . . . . . . . . . . . . . . . . . .  63

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

     The Company conducts its operations through its wholly-owned subsidiary, VSI Corporation ("VSI"), in three business segments: Aerospace Fasteners, Industrial Products and Communications Services. The Aerospace Fasteners segment designs, manufactures and markets high performance, specialty fastening systems, primarily for aerospace applications. The Industrial Products segment designs, manufactures and markets tooling and electronic control systems for the plastic injection molding and die casting industries. The Communications Services segment furnishes telecommunications services and equipment to tenants of commercial office buildings, and sells, installs, and maintains telecommunications systems for business and government customers. For a comparison of the sales and operating income or loss of each of the Company's three business segments for each of the last three fiscal years, see "Management Discussion and Analysis of Results of Operations and Financial Condition".

Fiscal 1995 Developments
- ------------------------

     Overall sales increased by 14.5% in Fiscal 1995, compared to sales in Fiscal 1994, which reflected stronger sales performances from all three business segments.

     Operating income was $23.4 million in Fiscal 1995, compared to an operating loss of $0.4 million in Fiscal 1994. Operating income in the current year was up in both the Industrial Products segment and the Communications Services segment. The Aerospace Fasteners segment reported an operating loss of $14.1 million in Fiscal 1995, compared to a loss of $32.2 million in Fiscal 1994.

     The Fiscal 1995 loss in the Aerospace Fasteners segment resulted primarily from excess costs incurred to reduce the past due sales backlog, which included many orders of small quantities at low profit margins. Certain products have yielded negative margins due to labor inefficiencies and low prices. Management has taken steps to cancel any such orders remaining in the backlog unless improved pricing can be negotiated. Significant provisions for excess and slow moving inventory were also recorded in Fiscal 1995 contributing to the operating loss. Management will also continue to reduce the capacity of the Aerospace Fasteners segment as necessary to bring the breakeven point in line with demand. These actions may result in further restructuring charges in the future. Restructuring charges of $18.9 million and $15.5 million were recorded in the Fiscal 1994 and Fiscal 1993 periods, respectively, for nonrecurring costs related to exiting certain aircraft engine bolt lines, the consolidation of a major manufacturing facility and further downsizing. An unusual loss of $4.0 million was recorded in the Fiscal 1994 period for earthquake damage.

(b)  Financial Information about Business Segments

     The Company's business segments information is hereby incorporated by reference from Note 14 of the Company's consolidated financial statements included in Item 8 Financial Statements and Supplementary Data.

(c)  Narrative Description of Business Segments

Aerospace Fasteners
- -------------------

     The Company, through its Aerospace Fasteners segment, is a leading worldwide manufacturer and supplier of fastening systems used in the construction and maintenance of commercial and military aircraft. The Aerospace Fasteners segment accounted for 43.1% of total Company sales for the year ended June 30, 1995.

     Products
     --------

     In general, aerospace fasteners produced by the Company are used to join materials in applications that are not critical to flight. Products range from standard aerospace screws, to more complex systems that fasten airframe structures, and sophisticated latching or quick disconnect mechanisms that allow efficient access to internal parts which require regular servicing or monitoring. The Aerospace Fasteners segment also manufactures and supplies fastening systems used in non-aerospace industrial and electronic niche applications. The Aerospace Fasteners segment produces and sells products under various trade names and trademarks including Voi-Shan (fasteners for aerospace structures), Screwcorp (standard externally threaded products for aerospace applications), RAM (custom designed mechanisms for aerospace applications), Camloc (components for the industrial, electronic, automotive and aerospace markets), Tridair and Rosan (fastening systems for highly-engineered aerospace, military and industrial applications). In addition to these manufacturing operations, the Aerospace Fasteners segment includes HARCO, which is a leading stocking distributor of self-locking nuts for the aerospace fasteners industry.

     Principal product lines of the Aerospace Fasteners segment include:

     Standard Aerospace Airframe Fasteners - These fasteners consist of standard externally threaded fasteners used in non-critical airframe applications on a wide variety of aircraft. These fasteners include Hi-Torque Speed Drive, Tri-Wing, Torq-Set, Phillips and Hex Heads.

     Commercial Aerospace Structural and Engine Fasteners - These fasteners consist of more highly engineered, permanent or semi-permanent fasteners used in non-critical but more sophisticated airframe and engine applications, which could involve joining more than two materials. These fasteners are generally engineered to specific customer requirements or manufactured to specific customer specifications for special applications, often involving exacting standards. These fasteners include Hi-Lok, Veri-Lite, Eddie-Bolt2 and customer proprietary engine nuts.

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

     Sales and Markets
     -----------------

     The products of the Aerospace Fasteners segment are sold primarily to domestic and foreign original equipment manufacturers, the maintenance and repair market through distributors, and to the United States government. 74.9% of its sales are domestic. The products of the Aerospace Fasteners segment are marketed by a direct sales force and technical engineering support personnel who are responsible for identifying new product applications, obtaining the approval of new products and maintaining ongoing relationships with customers. Major customers include Boeing, McDonnell Douglas, Airbus, Lockheed and Northrop, and their subcontractors, as well as major distributors such as Burbank Aircraft. No single customer accounts for more than 10% of consolidated sales.

     The Company anticipates that non-aerospace and commercial aerospace applications as a percentage of sales will increase over time as the Company brings to market new products and military spending declines.

     Research and Development
     ------------------------

     Research and development and its engineering related support functions are an important part of the Company's strategy of providing its customers quality products, prompt service and overall value. Company sponsored research and development expense in the Aerospace Fasteners segment for the years ended June 30, 1995, 1994 and 1993 amounted to $974,000, $1,435,000 and
$2,204,000, respectively.

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

     On January 17, 1994, the Aerospace Fasteners' Chatsworth, California manufacturing facility suffered extensive damage from the Southern California earthquake. As a result, the Company relocated the Chatsworth manufacturing operations to its other Southern California facilities. See Note 11 of the Company's consolidated financial statements, included in Item 8 Financial Statements and Supplementary Data.

     The Company is continuing to extensively re-engineer the way it produces fasteners, shifting from a process orientation to a product orientation by forming focused discrete work groups, each having broader responsibilities.

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

     Industrial Products
     -------------------

     The Industrial Products segment consist of two distinct companies operating under the trade names D-M-E Company ("DME"), and Fairchild Data Corporation ("Data"). DME is a leading manufacturer and supplier of tooling and electronic control products for the plastic injection molding industry worldwide. The principal end-users of DME's products are the transportation, packaging, communications, housewares, commercial and industrial products, medical products, toy, appliance, furniture and building industries. The Company estimates that 66.2% of DME's sales for the year ended June 30, 1995, were in North America and 33.8% were attributable to sales outside North America.

     Data is a supplier of modems for use in high-speed digitized voice and data communications.

     The Industrial Products segment accounted for 35.5% of total Company sales for the year ended June 30, 1995.

     Products
     --------

     DME provides an extensive line of standardized and special order products as well as electronic control systems. Principal product lines include:

        Mold Bases - Mold bases are used to retain the cavity and core of a plastic mold. These products consist of a number of high alloy, precision-machined steel plates put together in combination with other mold components into a mold base assembly available either as a standard dimensioned catalog product or as a specially machined mold base made to customer specifications.

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

        CAD/CAM - DME offers a unique line of Computer Aided Design (CAD) and Computer Aided Manufacturing (CAM) hardware and software for the plastics industry. DME sells computer hardware as a value-added reseller for some of the industry's best known computer suppliers. Additionally, DME has developed copyrighted software programs which are specific to the plastics industry. These systems enable mold designers to design mold bases utilizing a combination of most of the popular products offered by DME, including runnerless molding systems.


     Data is a supplier of modems for use in high-speed digitized voice and data communications.

     Sales and Markets
     -----------------

     DME's sales efforts in North America are led by direct field sales representatives and regional managers, who call directly on key mold makers, molders and designers. In addition, a telemarketing group supplements the sales representatives' efforts and reaches the smaller or low activity accounts. Additionally, DME utilizes distributors in key product market segments to focus on sales of items such as temperature controls. Sales of highly technical products, such as complete runnerless manifold systems, are aided by technical service representatives located in the various sales regions.

     Internationally, sales are handled by direct sales representatives in England, France, Belgium and Germany. In a number of countries in Europe, Asia and the South Pacific, joint venture partners sell DME products through full-time sales representatives and secondary distribution outlets. DME utilizes stocking distributors to serve the rest of the world.

     Manufacturing and Production
     ----------------------------

     Local production facilities are a strategic advantage to sales in the custom mold base markets DME serves. Accordingly, DME maintains regional production facilities in North America and Europe to service customers of its custom-manufactured products. DME has ten manufacturing facilities in the United States, Canada, Mexico, Belgium and Germany and licenses four other companies to manufacture products in Brazil, Hungary, Japan and India.

     Competition
     -----------

     DME competes with different companies with respect to each of its major product categories. DME's competition principally consists of privately-held manufacturers operating primarily in local markets.

     DME believes it is the leading supplier of mold bases, mold components and electronic control systems for the plastic injection molding industry. DME is one of six major competitors in North America, and one of four major competitors in Europe, in the runnerless molding/process controls market.
The Company believes the runnerless molding/process controls market is a growth market with competition based primarily on product technology and service. A significant portion of DME's research and development is aimed at this market. DME faces competition from various companies with respect to each of the individual products in the resale products segment of its business. Competition in this segment is based primarily on price and delivery time.

Communications Services
- -----------------------

     Fairchild Communications Services Company ("Fairchild Communications") provides telecommunications equipment and services to tenants of commercial office buildings, under the trade name Telecom 2000 Services. As a result of its acquisition of JWP Telecom, Inc. in the second fiscal quarter, Fairchild Communications also sells, installs, and maintains telecommunications systems for business and government customers, under the
name Telecom 2000 Systems.   Fairchild Communications is a distributor for
Northern Telecom, NEC, Octel, Centigram and Active Voice, all leading manufacturers of telephone systems, voice mail systems and other equipment.

     Fairchild Communications was founded as a start-up venture in 1985 and has grown rapidly through expansions and acquisitions. Sales have grown from $1.4 million in Fiscal 1986 to $110 million in Fiscal 1995. Approximately $80 million of such increase was attributable to acquisitions (determined on an annualized basis at the date of acquisition), primarily the acquisition of the telecommunications assets of Amerisystems and JWP Telecom. The JWP Telecom acquisition contributed sales of approximately $30 million in Fiscal 1995. The Communication Services segment accounted for 21.4% of total Company sales for Fiscal 1995.

     Services
     --------

    Fairchild Communications negotiates long-term telecommunications franchises with owners and developers of office buildings. Under these arrangements, Fairchild Communications installs switching equipment, cable and telephone equipment, and subsequently contracts directly with individual tenants in the buildings to provide multi-year, single-point-of-contact telecommunications services.

     Telecom 2000 Services include access to services provided by regulated communications companies including local, long distance, international and 800 telephone services. Fairchild Communications also provides telephone switching equipment and telephones as well as voice mail, telephone calling cards, local area networks and voice and data cable installation and customized billing services that assist customers in controlling their telecommunications expense. Fairchild Communications typically provides its services at rates equal to or below those which customers could otherwise obtain, in part due to discounts it can obtain as a high volume purchaser of telephone services.

      Systems
      -------

     Fairchild Communications' Telecom 2000 Systems business sells telecommunications equipment directly to end-users and installs, services and maintains the equipment after the sale. Systems installations include PBX and key telephone systems, voice mail and automated call distribution systems and entire call centers. Fairchild Communications' systems business employs a staff of field and design engineers capable of assisting customers in planning and implementation of all of their telecommunications plant needs. Customer service options range from basic business hour response to 24 hour a day, 365 days per year maintenance contracts. Fairchild Communications will also contract with customers to staff their facilities with dedicated service personnel under long term contracts.

     Customers
     ---------

     Telecom 2000 Services' and Systems' customers consist of small to medium size businesses as well as larger organizations and governmental agencies.
As of June 30, 1995, Fairchild Communications had offices in 23 cities serving over 10,000 customers. Contract terms with Telecom 2000 Services customers typically have a term of three to five years with provision for
automatic renewal.   Contracts with Telecom 2000 Systems customers for
maintenance services typically have a term of one year with provision for automatic renewal.

     Competition
     -----------

     Fairchild Communications services business competes with regulated major carriers that may provide a portion of the services that Fairchild Communications provides, but are typically not structured to provide all of a customers telecommunications requirements. Fairchild Communications also competes with small independent operators serving local markets. Fairchild Communications also competes with other shared communications services providers in order to secure telecommunications franchises with office building owners. Principal competitors include Metropolitan Fiber Systems' Realcom unit and Shared Technologies. Once a franchise has been obtained, Fairchild Communications competes with equipment manufacturers and distributors and long distance companies for the provision of telephone and other telecommunications equipment and services to building tenants. The principle competitors of Fairchild Communications' business systems include manufacturers such as AT&T and Rolm and distributors of equipment manufactured by such companies as Northern Telecom and NEC.

     Growth
     ------

     Management believes that future growth in the Communications segment will come primarily from four sources: acquisitions operating in the same or related businesses; new customers as a result of increased occupancy of space currently vacant in office buildings already under franchise or those being added; expansion of equipment dealer territory; and additional services to the existing customer base.

Foreign Operations
- ------------------

     The Company's operations are located primarily in the United States and Europe. Inter-area sales are not significant to the total revenue of any geographic area. Export sales are made by U.S. subsidiaries and divisions to customers in non-U.S. countries, whereas foreign sales are made by the Company's non-U.S. subsidiaries. For the Company's sales results by geographic area and export sales, see Note 15 of the Company's consolidated financial statements included in Item 8, Financial Statements and Supplementary Data.

Major Customers
- ---------------

     No single customer accounted for more than 10% of consolidated sales in any of the Company's business segments for the year ended June 30, 1995.

Backlog of Orders
- -----------------

    Backlog is significant in the Company's Aerospace Fasteners segment, due to long-term production requirements of its customers. Backlog of unfilled orders is not material in the Industrial Products segment and the Communications Services segment, where most orders are filled within a few weeks.

     The Company's backlog of orders as of June 30, 1995 in the Aerospace Fasteners, Industrial Products and Communications Services segments amounted to $100.6 million, $9.2 million and $4.2 million, respectively. The Company anticipates that approximately 84.7% of the aggregate backlog at June 30, 1995 will be delivered by June 30, 1996.

Suppliers
- ---------

     The Company does not consider itself to be materially dependent upon any one supplier, but is dependent upon a wide range of subcontractors, vendors and suppliers of materials to meet its commitments to its customers.

Research and Patents
- --------------------

     The Company's research and development activities have included:
applied research; development of new products; testing and evaluation of, and improvements to, existing products; improvements in manufacturing techniques and processes; development of product innovations designed to meet government safety and environmental requirements; and development of technical services for manufacturing and marketing. The Company's sponsored research and development expenditures amounted to $4,100,000, $3,940,000 and $3,262,000 for the years ended June 30, 1995, 1994 and 1993, respectively. The Company owns patents relating to the design and manufacture of certain of its products and is a licensee of technology covered by the patents of other companies. The Company does not believe that any of its business segments are dependent upon any single patent.

Personnel
- ---------

    As of June 30, 1995, the Company had approximately 3,500 employees. Approximately 6% of these employees were covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

Environmental Matters
- ---------------------

     See discussion of Environmental Matters under Item 3 "Legal Proceedings" below.

ITEM 2.   PROPERTIES
- --------------------

     As of June 30, 1995, the Company owned or leased properties totalling approximately 1,628,000 square feet, approximately 1,038,000 square feet of which was owned and 589,000 square feet was leased. The Aerospace Fasteners segment's properties consisted of approximately 677,000 square feet, with principal operating facilities of approximately 535,000 square feet concentrated in southern California. The Industrial Products segment's properties consisted of approximately 677,000 square feet, with principal operating facilities of approximately 451,000 square feet located in Arizona, Michigan, Pennsylvania and Belgium.

     The Company leases its corporate headquarters at Washington-Dulles International Airport from RHI.

     The Company has several parcels of property which it is attempting to market, lease and/or develop: (i) an 88 acre parcel located in Farmingdale, New York, (ii) a 6 acre parcel in Temple City, California, and (iii) an 8 acre parcel in Chatsworth, California. In addition to the above, certain other properties of the Company are being marketed. In March 1995, the Company sold a parcel of real estate located in California for $5.2 million.

     The following table sets forth the location of the larger properties used in the continuing operations of the Company, their square footage, the business segment or groups they serve and their primary use. Each of the properties owned or leased by the Company is, in management's opinion, generally well maintained, is suitable to support the Company's business and is adequate for the Company's present needs. All of the Company's occupied properties are maintained and updated on a regular basis.

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

     Information concerning long-term rental obligations of the Company at June 30, 1995, is set forth in Note 13 to the Company's consolidated financial statements, included in Item 8 Financial Statements and Supplementary Data.

ITEM 3.   LEGAL PROCEEDINGS
- ---------------------------

Government Claims
- -----------------

     The Corporate Administrative Contracting Officer (the "ACO"), based upon the advice of the United States Defense Contract Audit Agency, has made a determination that the Company did not comply with Federal Acquisition Regulations and Cost Accounting Standards in accounting for (i) the 1985 reversion to the Company of certain assets of terminated defined benefit pension plans, and (ii) pension costs upon the closing of segments of the Company's business. The ACO has directed the Company to prepare a cost impact proposals relating to such plan terminations and segment closings and, following receipt of such cost impact proposals, may seek adjustments to contract prices. The ACO alleges that substantial amounts will be due if such adjustments are made. The Company believes it has properly accounted for the asset reversions in accordance with applicable accounting standards. The Company had discussions with the government to attempt to resolve these pension accounting issues.

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

     As of June 30, 1995, the consolidated total recorded liabilities of the Company for environmental matters referred to above totalled $8,601,000. As of June 30, 1995, the estimated probable exposures for these matters was $8,580,000. It is reasonalby possible the Company's total exposure for these matters could be approximately $15,778,000.

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

ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------

Five-Year Financial Summary
- ---------------------------
(In thousands, except per share amounts)

For the years ended June 30,     1995       1994       1993       1992       1991
- ----------------------------     ----       ----       ----       ----       ----
Summary of Operations:
  Net sales.................  $508,612   $444,145    $463,567   $489,780   $515,652
  Earnings (loss) from
    continuing operations...   (12,159)   (22,249)    (11,447)    14,255     17,890
  Earnings (loss) per
    share from continuing
    operations:
      Primary...............     N/A        N/A         N/A        N/A         N/A
      Fully diluted.........     N/A        N/A         N/A        N/A         N/A
Balance Sheet Data:
  Total assets..............   615,788    617,476     640,010    664,582    653,991
  Long-term debt, less
    current maturities......   249,306    224,132     232,929    200,677    181,557
  Series A redeemable
    preferred stock.........    19,112     19,112      19,112     44,238     50,848

ITEM 7.     MANAGEMENT DISCUSSION AND ANALYSIS OF
- -------------------------------------------------
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION
     ---------------------------------------------

RESULTS OF OPERATIONS

     The Company currently operates in three principal business segments:
Aerospace Fasteners, Industrial Products and Communication Services. Set forth below is a comparison of the results of the operations of the Company for the fiscal years ended June 30, 1995 ("Fiscal 1995"), June 30, 1994 ("Fiscal 1994") and June 30, 1993 ("Fiscal 1993"). This comparison relates solely to the continuing portions of the Company's business.

(In thousands)                            For the years ended June 30,
                                     --------------------------------------
Sales by Business Segment:              1995          1994          1993
                                     ---------     ----------    ----------
Aerospace fasteners...............   $ 219,129     $ 203,456     $ 247,080
Industrial products...............     180,773       166,499       148,449
Communications services...........     108,710        74,190        68,038
                                       -------       -------       -------
Total                                $ 508,612     $ 444,145     $ 463,567
                                       =======       =======       =======
Operating Income (Loss) by
  Business Segment:

Aerospace fasteners*..............   $ (14,073)    $ (32,208)    $ (15,398)
Industrial products...............      23,625        21,024        19,081
Communications services...........      18,498        16,483        14,688
                                       -------       -------       -------
Total                                   28,050         5,299        18,371

Corporate administrative expense..      (5,203)       (3,638)       (3,260)
Other corporate income (expense)..         546        (2,060)        4,251
                                       -------       -------       -------
Operating income (loss)...........   $  23,393     $    (399)     $ 19,362
                                       =======       =======       =======

*Includes restructuring charges of $18.9 million and $15.5 million in Fiscal
1994 and Fiscal 1993, respectively, and an unusual loss from earthquake damage and related business interruption of $4.0 million in Fiscal 1994.

FISCAL 1995 VERSUS FISCAL 1994

General
- -------

     Overall sales increased by 14.5% in Fiscal 1995, compared to sales in Fiscal 1994, which reflected stronger sales performances from all three business segments.

    Operating income increased $23.8 million in Fiscal 1995, compared to operating losses in Fiscal 1994. During the Fiscal 1995, operating losses decreased in the Aerospace Fasteners segment. The Fiscal 1994 period included a restructuring charge of $18.9 million and a $4.0 million charge for earthquake damage and related business interruption in the Aerospace Fastener segment. Operating income in the current year was up in both the Industrial Products segment and the Communications Services segment. (See discussion below).

Aerospace Fasteners
- -------------------

     Sales in the Aerospace Fasteners segment increased 7.7% in Fiscal 1995, compared to the Fiscal 1994 period, primarily resulting from aggressive management efforts during the current year to reduce backlog caused by quality problems and earthquake disruption, which have diminished.

     Operating losses in the Aerospace Fasteners segment decreased $18.1 million for the Fiscal 1995 period, over the corresponding Fiscal 1994 period; however, this segment continues to be affected by soft demand and severe price erosion and higher quality control costs resulting from customers' requirements. The Fiscal 1995 loss resulted primarily from excess costs incurred to reduce the past due sales backlog, which included many orders of small quantities at low profit margins. Certain products have yielded negative margins due to labor inefficiencies and low prices. Management has taken steps to cancel any such orders remaining in the backlog unless improved pricing can be negotiated. Significant provisions for excess and slow moving inventory were also recorded in Fiscal 1995, contributing to the operating loss. Management will also continue to reduce the capacity of the Aerospace Fasteners segment as necessary to bring the breakeven point in line with demand. These actions may result in further restructuring charges in the future. A restructuring charge of $18.9 million was recorded in the prior year for nonrecurring costs related to exiting certain aircraft engine bolt lines, and an unusual loss of $4.0 million was recorded in the prior year for earthquake damage (see below).

     In January of 1994, the Company's Chatsworth, California Aerospace Fasteners manufacturing facility suffered extensive damage from the Southern California Earthquake. This disruption caused increased costs and reduced revenues in Fiscal 1994 and has negatively affected Fiscal 1995 as well. In June of 1995, the Company reached final settlement of its insurance claim and recovered a total of $17.0 million for property damage and business interruption. (See further discussion in the Fiscal 1994 versus 1993 discussion).

Industrial Products
- -------------------

     Sales in the Industrial Products segment increased 8.6% in Fiscal 1995, compared to the Fiscal 1994 period. $15.1 million of the net increase in sales in Fiscal 1995 was at the D-M-E Company ("D-M-E"), which provides tooling to the plastics industry, reflecting customer response to D-M-E's fast delivery programs, new products, and growth of the domestic economy. Domestic demand for tooling for plastics has been strong while foreign demand has shown signs of improvement as a result of the strengthening European economy. Expansion into selected new foreign markets is being pursued and appears to have potential. Also included in the Industrial Products segment were sales from Fairchild Data Corporation, which were 5.9% lower than the prior year.

     Operating income in the Industrial Products segment increased 12.4% in Fiscal 1995, compared to Fiscal 1994. A $4.2 million improvement in operating income at D-M-E in Fiscal 1995 was partially offset by Fairchild Data Corporation, which reported an operating loss of $.6 million in the Fiscal 1995 period. The improved results at D-M-E resulted from a higher sales volume and improved operating margins. In recent years D-M-E has implemented several cost savings steps, including overhead reduction, plant consolidation and improved inventory management programs, which have contributed to the higher operating margins. In addition, D-M-E has continued to implement improved manufacturing methods that have reduced cycle time and costs.

Communications Services
- -----------------------

     Sales in the Communications Services segment increased 46.5% in Fiscal 1995, compared to Fiscal 1994, primarily due to the inclusion of sales from the acquisition of specified assets of JWP Telecom, Inc., ("JWP") made during the Fiscal 1995 second quarter, as well as sales to new customers, the addition of telecommunications franchises in new office buildings, and growth at existing sites.

     Operating income in the Communications Services segment increased 12.2% in Fiscal 1995, compared to Fiscal 1994, primarily due to increased sales resulting from the reasons given above and related economies of scale. Operating income as a percent of sales in Fiscal 1995 was 17.0%. This lower return was anticipated as a result of the JWP acquisition, which has lower gross margins due to the nature of its business.

Other Expenses/Income
- ---------------------

     Corporate Administrative Expense - During Fiscal 1995, corporate administrative expense increased 43.0%. This increase was primarily the result of a greater percentage of staff time being spent on the Company's operations, therefore, less time was billed to the parent companies, RHI and TFC. Also, costs were allocated from TFC to the Company, which was not done in the prior year periods. Management believes that the corporate administrative expense of the Company would be higher if it as a separate independent entity.

     Other Corporate Income - Other corporate income improved $2.6 million in Fiscal 1995, compared to Fiscal 1994. The Fiscal 1994 period included a $2.0 million write down on Corporate real estate held for sale.

     Net Interest Expense - Net interest expense increased 15.6% in Fiscal 1995, compared to the prior year period, primarily as a result higher intercompany interest expense and higher interest rates during the Fiscal 1995 period.

     Investment income, net - Investment Income decreased by $2.4 million. Included in the Fiscal 1995 period were $0.9 million of dividends realized on participating annuity contracts, compared to $3.4 million in the Fiscal 1994 period.

     Income Taxes - For Fiscal 1995, the Company recorded a tax provision of $2.0 million on a pretax loss of $10.1 million. A tax provision resulted rather than a tax benefit largely due to the amortization of goodwill, which is not deductible for tax purposes.

Accounting Changes:
- -------------------

     1) Postretirement Benefits - Using the immediate recognition method, the Fiscal 1994 charge to earnings for the cumulative effect of this accounting change was immaterial. The unamortized portion of an overstated liability of $10.7 million for discontinued operations substantially offset the transition obligation of $10.9 million for active employees and retirees of continuing operations.

     2) Accounting for Income Taxes - The Company elected the immediate recognition method and recorded, in Fiscal 1994, a $11.5 million charge, representing the cumulative effect on prior years. This charge represents deferred taxes related primarily to differences between the tax basis and book basis of fixed assets, prepaid pension expenses, and inventory.

     Net Losses - The net loss decreased $21.6 million in Fiscal 1995, compared to the Fiscal 1994 period, primarily due to: (1) the $23.8 million increase in operating income earned in Fiscal 1995, and (2) the $11.7 million charge, net of tax, for the cumulative effect of accounting changes, which was recorded in Fiscal 1994. Partially offsetting the decline in net loss were higher net interest expenses of $4.6 million, lower investment income of $2.4 million and higher taxes of $6.8 million in Fiscal 1995.

FISCAL 1994 VERSUS FISCAL 1993

General
- -------

     Overall sales declined by 4.2% for Fiscal 1994, compared to Fiscal 1993, primarily caused by price erosion due to excess capacity in the aerospace fasteners industry, reduced order rates from commercial and military aerospace customers in the Aerospace Fasteners segment and lower revenues due to the disruption caused by the earthquake. The decline in sales at the Aerospace Fasteners segment was partially offset by significant sales increases at the Industrial Products and Communication Services segments in the Fiscal 1994 period. The Industrial Products segment included sales in Fiscal 1994 by Fairchild Data Corporation which was classified as a discontinued operation in Fiscal 1993.

     Operating income decreased by $19.8 million in Fiscal 1994, compared to Fiscal 1993. A restructuring charge of $18.9 million was recorded in Fiscal 1994, compared to $15.5 million in Fiscal 1993, to further implement the Aerospace Fasteners segment restructuring plan. A $4.0 million charge for earthquake damage and related business interruption also affected this segment in Fiscal 1994. Operating income was up in the Industrial Products and Communications Services business segments for Fiscal 1994; however, in the Aerospace Fasteners segment operating income declined $16.8 million for Fiscal 1994, compared to Fiscal 1993. Other corporate income also decreased in Fiscal 1994. (See discussion below.)

Aerospace Fasteners
- -------------------

     Sales in the Aerospace Fasteners segment decreased 17.7% in Fiscal 1994, compared to Fiscal 1993, primarily due to the reduced order rates.

     The operating loss in the Aerospace Fasteners segment increased by $16.8 million in Fiscal 1994, compared to the Fiscal 1993 period. During the Fiscal 1994 period, sustained soft worldwide demand for aircraft and aircraft engines caused a decline in new order rates and in prices for aerospace fasteners. In response, the Company continued to undertake further restructuring actions to further downsize, reduce costs, reduce cycle times and improve margins. These restructuring efforts included discontinuance of certain aircraft engine bolt and other product lines, increased cellularization of manufacturing processes, relocation of its New Jersey operations to California and re-engineering certain manufacturing processes and methods to meet more stringent customer quality standards.

     The Company recorded a pretax restructuring charge of $18.9 million in Fiscal 1994 to cover the cost of the above mentioned restructuring activities, including the write down of goodwill and surplus assets related to certain product lines, severance benefits and the nonrecurring costs associated with the cellularization and reengineering of manufacturing processes and methods. The Fiscal 1993 period included a restructuring charge of $15.5 million to downsize fastener operations in Europe and the United States.

     Operating income in Fiscal 1994 was also affected by (1) reduced demand and price erosion; and (2) higher quality control costs resulting from customer quality requirements. The segment has implemented programs to comply with customer quality requirements, which resulted in one time start-up costs and increased recurring quality costs, each of which negatively affected the Fiscal 1994 operating results, and will likely negatively affect the future profit margins of this segment.

     On January 17, 1994, the Company's Chatsworth, California Aerospace Fasteners manufacturing facility suffered extensive damage from the Southern California earthquake. As a result, the Company relocated the Chatsworth manufacturing operations to its other Southern California facilities. This disruption caused increased costs and reduced revenues in Fiscal 1994. While the Company carries insurance for both business interruption and property damage caused by earthquakes, the policy has a 5% deductible. The Company recorded an unusual pretax loss in Fiscal 1994 of $4.0 million to cover the estimated net cost of the damages and business interruption caused by the earthquake.

Industrial Products
- -------------------

     Sales in the Industrial Products segment increased 12.2% in Fiscal 1994 compared to Fiscal 1993. The inclusion of Fairchild Data Corporation accounted for 76.5% of the increased sales in this segment in Fiscal 1994. Sales increased by $4.2 million at D-M-E Company ("DME") in Fiscal 1994, reflecting customer response to D-M-E's fast delivery programs, new products, and growth of the domestic economy.

     Operating income in the Industrial Products segment increased 10.2% in Fiscal 1994, compared to Fiscal 1993. The inclusion of Fairchild Data Corporation operating income in Fiscal 1994 accounted for 48.9% of the increase in operating income in this segment. The improved results at D-M-E in the current period resulted from a higher sales volume and improved operating margins achieved primarily through cost reduction and improved productivity.

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

     Other Corporate Income - Other corporate income decreased $6.3 million in Fiscal 1994 compared to Fiscal 1993, primarily due to (1) the absence of amortization of over accrued retiree health care expense, (2) the write down of corporate real estate held for sale in Fiscal 1994, and (3) recording a favorable pension adjustment in Fiscal 1993.

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

     Accounting changes - (see "Accounting Changes" which are included above in Fiscal 1995 versus 1994 discussion).

     Extraordinary Item - Net - The extraordinary item in Fiscal 1993 represents the write-off of $1.3 million of deferred loan fees when a portion of the term loan was repaid, or $.8 million after tax.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at June 30, 1995, was $57.3 million which was $34.0 million higher than at June 30, 1994. Receivables and inventory increased $20.5 million, primarily as a result of acquisitions, slower customer payments, inventory build and increased sales to reduce backlog. Current borrowings from affiliated companies were reduced by $38.5 million and replaced by borrowings on the revolving line of credit, now classified as long term debt. This increase was offset partially by a $14.1 million reduction in prepaid expenses and other current assets reflecting (1) current deferred taxes being reclassified to the noncurrent income tax classification and (2) a reduction in the earthquake insurance claim receivable. Accounts payable and accrued expenses increased $8.2 million, primarily as a result of acquisitions.

     The Company's principal sources of liquidity are cash generated from operations and borrowings under its credit agreement. The Company also expects to generate cash from the sale of certain assets. Net assets held for sale at June 30, 1995 had a book value of $34.8 million and included two parcels of real estate in California, an 88 acre parcel of real estate located in Farmingdale, New York, which the Company plans to sell, lease or develop, subject to the resolution of certain environmental matters and market conditions and a limited partnership interest in a real estate development joint venture in California. In March 1995, the Company sold one parcel in California for $5.2 million.

     The Company's principal cash requirements include debt service, capital expenditures, acquisitions, payment of other liabilities and payment of dividends on preferred stock.

     The level of the Company's capital expenditures varies from year to year, depending upon the timing of capital spending for new production equipment, periodic plant and facility expansion, acquisition of building telecommunications assets, as well as cost reduction and labor efficiency programs. For the twelve month period ended June 30, 1995, capital expenditures, including the cost of acquisitions, were $31.3 million. The Company anticipates that total capital expenditures including the cost of acquisitions for the fiscal year ending June 30, 1996, will be approximately $17.4 million.

     Other liabilities that require the use of cash include post-employment benefits for retirees, environmental investigation and remediation obligations, litigation settlements and related costs.

     The Company expects that cash on hand, cash generated from operations, borrowings, and asset sales will be adequate to satisfy cash requirements.
If such sources are not adequate, the Company believes that additional capital resources would be available from RHI, via either new equity contributions or the assumption of certain of the Company's obligations. However, there can be no assurance that RHI would make these additional capital resources available to the Company. During the fiscal year ended June 30, 1995, RHI made equity contributions to the Company totaling $25.3 million. Management intends to take appropriate action to refinance portions of its debt, if necessary to meet cash requirements.

     The Company's Credit Agreement, as amended, requires the Company to comply with certain financial covenants, including achieving cumulative earnings before interest, taxes, depreciation and amortization, ("EBITDA Covenant"), and maintaining certain coverage ratios. The Company was in compliance with the Credit Agreement, as amended, on June 30, 1995. To comply with the minimum EBITDA Covenant requirements, the Company's subsidiary, VSI, must earn for the cumulative total of the trailing four quarters, EBITDA as follows: $60.0 million for the first quarter of Fiscal 1996, $65.0 million for the second quarter of Fiscal 1996, $70.0 million for the third quarter of Fiscal 1996, and $80.0 millon for the fourth quarter of Fiscal 1996. VSI's ability to meet the minimum requirements under the EBITDA covenant in Fiscal 1996 is uncertain, and there can be no assurance that the Company will be able in the future to comply with the minimum requirements under the EBITDA Covenant and other financial covenants under the Credit Agreement. Noncompliance with any of the financial covenants, without cure, or waiver would constitute an event of default under the Credit Agreement.
An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line. However, if necessary, management believes a waiver can be obtained.

     Any available cash may be paid as dividends to RHI if the purpose of such dividends is to provide TFC with funds necessary to meet its debt service requirements under specified notes and debentures. All other dividends to RHI are subject to certain limitations under the Credit Agreement. As of June 30, 1995, the Company was unable to provide dividends to RHI. The Credit Agreement also restricts all additional borrowings under the Credit Facilities for the payment of any dividends.


IMPACT OF FUTURE ACCOUNTING CHANGES

Accounting For The Impairment Of Long-Lived Assets
- --------------------------------------------------
And For Long-Lived Assets To Be Disposed Of
- -------------------------------------------

     It is the Company's policy to review its long-lived assets, including property, plant and equipment, identifiable intangible assets and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges will be less than the carrying amount of the assets. Impairment is measured at fair value.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 is required to be implemented by the Company on, or before, July 1, 1996. Since the Company's present policy is identical to the policy prescribed by SFAS 121, there will be no effect from implementation.

     As noted above, the Company's Aerospace Fasteners segment has suffered dramatic reductions in sales in the past three years resulting from both reduced defense spending and the severe downturn in the build rate of commercial airliners. These sales reductions have created excess capacity in the industry and have caused price erosion and margin deterioration. The Company has responded to these market conditions with several restructuring actions, including significant reductions in selling, general and administrative expenses, personnel reductions, plant closings and consolidations, discontinuance of unprofitable product lines and re-engineering of manufacturing processes.

     Despite these actions, the Aerospace Fasteners segment lost from operations (excluding restructuring and earthquake charges) $14.1 million in Fiscal 1995, $9.3 million in Fiscal 1994 and was breakeven in Fiscal 1993. Most of these losses were concentrated in two of the segments operating units while the other five units were predominately profitable during the periods. As part of restructuring and earthquake charges totaling $38.3 over the past three fiscal years, the Company wrote off $7.0 million of goodwill, related to exiting product lines.

     In light of recent industry conditions and the losses suffered in the Aerospace Fasteners segment in the past three fiscal years, the Company has reviewed its long-lived assets for potential impairment. The Company has concluded, based on the following, that no impairment currently exists. Projections of future aircraft build rates published by the major airframe manufacturers, show the rates close to doubling in the next few years. The Company believes the operating units within the Aerospace Fasteners segment which have incurred operating losses are likely to return to profitability. Therefore, positive cash flow is likely to be generated in the next several years within the Aerospace Fastener segment, enabling it to recover the carrying value of the segment's long-lived assets, including goodwill. However, if industry conditions do not improve or the Company does not participate in the improvement as it occurs, it may be necessary to further write-down long-lived assets in the Aerospace Fasteners segment in the next few years. Such write-downs could be significant in amount.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------------------------------------------------------

     The following consolidated financial statements of the Company and the report of the Company's independent public accountants with respect thereto, are set forth below.
                                                                  Page
                                                                  ----

Consolidated Balance Sheets as of June 30, 1995 and 1994....       28

Consolidated Statements of Earnings - The three years ended
   June 30, 1995, 1994 and 1993.............................       30

Consolidated Statements of Stockholders' Equity -
  The three years ended June 30, 1995, 1994 and 1993........       31

Consolidated Statements of Cash Flows - The three years
  ended June 30, 1995, 1994 and 1993........................       32

Notes to Consolidated Financial Statements..................       34

Report of Independent Public Accountants....................       55


     Supplementary data regarding "Quarterly Financial Information (Unaudited)" is set forth under this Item 8 in Note 16 to the Financial Statements.

         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                            (In thousands)
                                                 June 30,       June 30,
ASSETS                                             1995           1994
- ------                                           --------       --------
Current Assets:
Cash and cash equivalents.................      $   2,412      $   2,468
Accounts receivable-trade, less allowances
   of $4,478 and $2,135...................         84,927         68,364
Inventories:
   Finished goods.........................         50,963         46,358
   Work-in-process........................         19,976         28,418
   Raw materials..........................         17,866         10,120
                                                 --------       --------
                                                   88,805         84,896

Prepaid expenses and other current
   assets.................................         15,239         29,353
                                                 --------       --------
Total Current Assets......................        191,383        185,081

Property, plant and equipment, net........        158,191        157,301

Net assets held for sale..................         34,811         34,515
Cost in excess of net assets acquired,
 (Goodwill) less accumulated amortization
 of $34,707 and $28,864...................        195,986        195,929
Deferred loan costs.......................          5,648          7,820
Prepaid pension assets....................         15,336         17,795
Other assets..............................         14,433         19,035
                                                 --------       --------
Total Assets..............................      $ 615,788      $ 617,476
                                                 ========       ========













The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                            (In thousands)
                                                  June 30,       June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                1995           1994
- ------------------------------------              --------       --------
Current Liabilities:
Bank notes payable and current maturities
 of long-term debt........................       $  15,352      $  12,735
Accounts payable..........................          39,124         32,372
Due to affiliated companies...............          13,759         52,250
Accrued liabilities:
   Wages, salaries and commissions........          14,655         13,527
   Employee benefit plans.................           1,352          2,015
   Insurance..............................          15,150         13,662
   Interest...............................           6,647          6,836
   Other..................................          28,002         28,311
                                                  --------       --------
                                                    65,806         64,351

Total Current Liabilities.................         134,041        161,708

Long-term debt............................         249,306        224,132
Retiree health care liabilities...........          47,567         49,200
Noncurrent income taxes...................          18,049         26,576
Other long-term liabilities...............          13,179         16,412
                                                  --------       --------
Total liabilities.........................         462,142        478,028

Redeemable preferred stock: $3.60
   Cumulative Series A Convertible
   Preferred Stock, without par value,
   424,701 shares authorized,
   issued and outstanding at redemption
   value of $45.00 per share..............          19,112         19,112

Stockholders' Equity:
Series B Preferred Stock, without par
  value, 3,000 shares authorized, 2,278
  and 2,025 issued and outstanding;
  liquidation value of $100,000 per share.         227,800        202,500
Series C Cumulative Preferred Stock,
  without par value, 558,360 shares
  authorized issued and outstanding;
  liquidation value of $45.00 per share...          24,015         24,015

Common Stockholder's Equity:
Common stock, par value of $100.00 per
  share, 1,400 shares authorized,
  issued, and outstanding.................             140            140
Paid-in capital...........................           2,523          2,390
Accumulated deficit.......................        (128,116)      (111,855)
Cumulative translation adjustment.........           8,172          3,146
                                                  --------       --------
Total Common Stockholder's Deficit........        (117,281)      (106,179)
                                                  --------       --------
Total Stockholders' Equity................         134,534        120,336
                                                  --------       --------
Total Liabilities and Stockholders' Equity       $ 615,788      $ 617,476
                                                  ========       ========
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
                            (In thousands)
                                          For the years ended June 30,
                                          ----------------------------
                                          1995        1994        1993
                                        --------    --------    --------
Revenues:
  Sales..............................  $ 508,612   $ 444,145   $ 463,567
  Other income, net..................      2,908         544       5,666
                                        --------    --------    --------
                                         511,520     444,689     469,233
Costs and Expenses:
  Cost of sales......................    392,802     337,881     351,074
  Selling, general & administrative..     85,383      72,601      74,228
  Research and development...........      4,100       3,940       3,262
  Amortization of goodwill...........      5,842       5,806       5,838
  Restructuring......................       --        18,860      15,469
  Unusual items......................       --         6,000        --
                                        --------    --------    --------
                                         488,127     445,088     449,871
Operating income.(loss)..............     23,393        (399)     19,362
Interest expense.....................     35,284      30,667      32,821
Interest income......................       (184)       (311)       (459)
                                        --------    --------    --------
Net interest expense.................     35,100      30,356      32,362
Investment income....................        924       3,354       1,424
Equity in earnings of affiliates.....        762         541         522
Minority interest....................       (121)       (181)       (129)
                                        --------    --------    --------
Loss from continuing operations
 before taxes........................    (10,142)    (27,041)    (11,183)
Income tax provision (benefit).......      2,017      (4,792)        264
                                        --------    --------    --------
Net loss from continuing operations..    (12,159)    (22,249)    (11,447)
Loss on disposal of discontinued
  operations, net....................       (200)       --          --
                                        --------    --------    --------
Net loss before extraordinary items
  and changes in accounting
  principals.........................    (12,359)    (22,249)    (11,447)
Extraordinary items, net.............       --          --          (810)
Cumulative effect of change in
  accounting for postretirement
  benefits, net......................       --          (252)       --
Cumulative effect of change in
  accounting for income taxes, net...       --       (11,486)       --
                                        --------    --------    --------
Net loss.............................  $ (12,359)  $ (33,987)  $ (12,257)
                                        ========    ========    ========
Series A Preferred Dividends.........  $   1,529   $   1,529   $   1,713
Series C Preferred Dividends.........      2,373       2,373       2,160
                                        --------    --------    --------
Loss after Preferred Dividends.......  $ (16,261)  $ (37,889)  $ (16,130)
                                        ========    ========    ========
Dividends to RHI Holdings, Inc.
  (Parent)...........................  $    --     $    --     $  50,000
                                        ========    ========    ========
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (In thousands)


                                 Series B   Series C                        Cumulative
                        Common  Preferred  Preferred  Paid-in  Accumulated  Translation
                         Stock    Stock      Stock    Capital    Deficit    Adjustment   Total
                        ------  ---------  ---------  -------  -----------  ----------- -------
                                                     <C.
BALANCE, July 1, 1992  $   140   $192,600   $   --   $  2,230  $  (6,985)   $  6,169   $194,154
- -----------------------
Net loss...............    --        --         --       --      (12,257)        --     (12,257)
Issuance of Series B
 Preferred Stock to
 parent................    --       5,000       --       --         --          --        5,000
Exchange of Series A
 Preferred Stock for
 issuance of Series C
 Preferred Stock.......    --        --       24,015     --         --          --       24,015
Cash dividends to
 preferred stockholders    --        --         --       --       (3,873)        --      (3,873)
Cash dividends to
 parent                    --        --         --       --      (50,000)        --     (50,000)
Cumulative translation
 adjustment, net......    --        --         --       --          --       (3,503)    (3,503)
                        -------   -------    -------  -------   --------     -------    -------
BALANCE, June 30, 1993 $    140  $197,600   $ 24,015 $  2,230  $ (73,115)   $  2,666   $153,536
- -----------------------
Net loss...............    --        --         --       --      (33,987)        --     (33,987)
Issuance of Series B
 Preferred Stock to
 parent................    --       4,900       --        143       --           --      5,043
Transfer of subsidiary
 from parent...........    --        --         --         17       (851)        --        (834)
Cash dividends to
 preferred stockholders    --        --         --       --       (3,902)        --      (3,902)
Cumulative translation
 adjustment, net.......    --        --         --       --         --           480        480
                        -------   -------    -------  -------   --------     -------    -------
BALANCE, June 30, 1994 $    140  $202,500   $ 24,015 $  2,390  $(111,855)   $  3,146   $120,336
- -----------------------
Net loss...............    --        --         --       --      (12,359)       --      (12,359)
Issuance of Series B
 Preferred Stock to
 parent................    --      25,300       --         88       --          --       25,388
Transfer of pension
 plan from parent......    --        --         --         45       --          --           45
Cash dividends to
 preferred stockholders    --        --         --       --       (3,902)        --      (3,902)
Cumulative translation
 adjustment, net.......    --        --         --       --         --         5,026      5,026
                        -------   -------    -------  -------   --------     -------    -------
BALANCE, June 30, 1995 $    140  $227,800   $ 24,015 $  2,523  $(128,116)   $  8,172   $134,534
                        =======   =======    =======  =======   ========     =======    =======











The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                             For the years ended June 30,
                                           ------------------------------
                                             1995       1994       1993
Cash flows from operating activities:      --------   --------   --------
  Net loss................................$ (12,359) $ (33,987) $ (12,257)
  Adjustments to reconcile net loss:
  Cumulative effect of accounting changes,
    net...................................     --       11,738       --
  Depreciation and amortization...........   35,172     32,295     30,477
  Accretion of discount on long-term
   liabilities............................    3,311      3,070      2,205
  Undistributed earnings of affiliates....     (450)      (230)      (266)
  Provision for restructuring and
    unusual items (excluding cash
    payments of $6,020 in 1994 and
    $7,896 in 1993).......................     --       18,840      7,573
  Minority interest.......................      121        181        129
  Loss on sale of property, plant and
    equipment.............................      726        583      2,364
  Change in accounts receivable...........  (16,563)    (2,114)     6,942
  Change in inventories...................   (3,696)     4,246      9,444
  Change in other current assets..........    9,545    (10,063)   (11,896)
  Change in other non-current assets......    3,538        387     (5,899)
  Change in accounts payable, accrued
    and other liabilities.................   (4,062)   (11,772)   (17,295)
                                           --------   --------    -------
Net cash provided by operating activities    15,283     13,174     11,521
                                           --------   --------    -------
Cash flows from investing activities:
  Acquisitions, net of cash acquired......  (11,550)      --       (7,313)
  Collections on notes and other
    receivables related to operations
    sold..................................     --        1,183        218
  Purchases of property, plant and
    equipment.............................  (19,779)   (16,092)   (15,508)
  Proceeds from sales of property, plant
   and equipment..........................    1,787      1,351        975
  Change in net assets held for sale......    1,914     (1,291)     2,015
                                           --------   --------    -------
Net cash used for investing activities....  (27,628)   (14,849)   (19,613)
                                           --------   --------    -------




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                              (In thousands)
                                             For the years ended June 30,
                                           ------------------------------
                                             1995       1994       1993
                                           --------   --------   --------
Cash flows from financing activities:
  Proceeds from issuance of debt......... $  72,117  $ 106,960  $ 180,942
  Debt repayments and repurchase of
    debentures, net......................   (82,817)  (103,951)  (125,072)
  Issuance of Series B preferred stock...    24,400      4,000      5,000
  Issuance of Series C preferred stock...      --         --       24,015
  Purchase/exchange of Series A preferred
    stock................................      --         --      (25,126)
  Paid-in capital contribution...........        88        143       --
  Payment of dividends...................    (3,902)    (3,902)   (53,782)
                                           --------   --------   --------
Net cash provided by financing activities     9,886      3,250      5,977
                                           --------   --------   --------
Effect of exchange rate changes on cash..     2,403        893     (2,900)
Net increase (decrease) in cash and cash
  equivalents............................       (56)     2,468     (5,015)
Cash and cash equivalents, beginning
  of year................................     2,468       --        5,015
                                           --------   --------   --------
Cash and cash equivalents, end of year... $   2,412  $   2,468  $    --
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

     Fiscal Year: The fiscal year ("Fiscal") of the Company ends on June 30. All references herein to "1995", "1994", and "1993" mean the fiscal years ended June 30, 1995, 1994 and 1993, respectively.

     Principles of Consolidation: The consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in companies owned between 20 percent and 50 percent are recorded using the equity method. On June 30, 1995, approximately $1,620,000 of the Company's $(128,116,000) accumulated deficit were from undistributed earnings of 50 percent or less owned affiliates.

     Cash Equivalents/Statements of Cash Flows: For purposes of these statements, the Company considers all highly liquid investments with original maturity dates of three months or less as cash equivalents. Total cash disbursements made by the Company for income taxes and interest were as follows:

   (In thousands)                            1995       1994       1993
                                           --------   --------   --------
     Interest..........................    $ 29,898   $ 25,050   $ 19,129
     Income taxes......................       1,867        270      1,171

     Inventories: Inventories are stated at the lower of cost or market. Cost is determined primarily using the last-in, first-out (LIFO) method. Inventories from continuing operations are valued as follows:

     (In thousands)                             June 30,        June 30,
                                                  1995            1994
                                                --------        --------
     Last-in, first-out (LIFO)...............   $ 69,211        $ 69,828
     First-in, first-out (FIFO)..............     19,594          15,068
                                                 -------         -------
     Total inventories.......................   $ 88,805        $ 84,896
                                                 =======         =======

     For inventories valued on the LIFO method, the excess of current FIFO value over stated LIFO value was approximately $7,447,000 and $7,924,000 at June 30, 1995 and 1994, respectively. The LIFO decrement was immaterial for Fiscal 1995.

     Properties and Depreciation: Properties are stated at cost and depreciated over estimated useful lives, generally on a straight-line basis. For Federal income tax purposes, accelerated depreciation methods are used. No interest costs were capitalized in any of the years presented. Property, plant, and equipment consisted of the following:

     (In thousands)                             June 30,        June 30,
                                                  1995            1994
                                                --------        --------
     Land...................................    $ 14,022        $ 14,229
     Buildings and improvements.............      33,353          32,937
     Machinery and equipment................     208,475         183,693
     Transportation vehicles................         513             529
     Furniture and fixtures.................       8,025           5,118
     Construction in progress...............       4,419           6,358
                                                 -------         -------
                                                 268,807         242,864
     Less:  Accumulated depreciation........    (110,616)        (85,563)
                                                 -------         -------
     Net property, plant, and equipment.....    $158,191        $157,301
                                                 =======         =======

     Amortization of Goodwill: The excess of cost of purchased businesses over the fair value of their net assets at acquisition dates (goodwill) is being amortized on a straight-line basis over 40 years.

     Deferred Loan Costs: Deferred loan costs associated with various debt issues are being amortized over the terms of the related debt, based on the amount of outstanding debt, using the effective interest method.
Amortization expense for these loan costs was $2,259,000, $2,201,000 and $1,895,000, for Fiscal 1995, 1994 and 1993, respectively.

     Impairment of Long-Lived Assets: The Company reviews its long-lived assets, including property, plant and equipment, identifiable intangibles and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value.

     Despite three consecutive years of operating losses in the Company's Aerospace Fasteners segment, the Company believes that future net cash flows from this segment will be sufficient to permit recovery of the segment's long-lived assets, including the remaining goodwill.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 is required to be implemented by the Company on, or before, July 1, 1996. Since the Company's present policy is identical to the policy prescribed by SFAS 121, there will be no effect from implementation. (For further discussion, see "Impact of future accounting changes" included in Item 7, Management Discussion and Analysis of Results of Operations and Financial Condition).

     Foreign Currency Translation: All balance sheet accounts of foreign subsidiaries are translated at current exchange rates at the end of the accounting period. Income statement items are translated at average exchange rates during the period. The resulting translation adjustment is recorded as a separate component of stockholders' equity. Foreign transaction gains and losses are included in other income and were insignificant in Fiscal 1995, 1994 and 1993.

     Research and Development: Company-sponsored research and development expenditures are expensed as incurred.

     Reclassification: Certain amounts in prior years' financial statements have been reclassified to conform to the Fiscal 1995 presentation.

2.   ACQUISITIONS
     ------------

     On November 28, 1994, Fairchild Communications Services Company ("Fairchild Communications"), a partnership whose partners are indirect subsidiaries of the Company, completed the acquisition of substantially all of the telecommunications assets of JWP Telecom, Inc. ("JWP") for approximately $11,000,000, plus the assumption of approximately $3,000,000 of liabilities. JWP is a telecommunications system integrator, specializing in the distribution, installation and maintenance of voice and data communications equipment. In the first quarter of Fiscal 1995, Fairchild Communications acquired all the shared telecommunications assets of Eaton & Lauth Co., Inc., for approximately $550,000.

     In Fiscal 1993, Fairchild Communications acquired all the telecommunication assets of Office Networks, Inc. for approximately $7,300,000.

     Proforma financial statements are not required for these acquisitions on an individual basis.

3.   NET ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
     ----------------------------------------------------

     The Company has decided not to sell Fairchild Data Corporation ("Data") which previously was included in net assets held for sale. The Company is recording the Fiscal 1995 and Fiscal 1994 results from Data with the Company's Industrial Products Segment. Sales from Data formerly included in net assets held for sale, and not included in results of operations, were $15,432,000 for the twelve months ended June 30, 1993. The impact of Data's earnings on the Fiscal 1993 period was immaterial.

     Net assets held for sale at June 30, 1995, includes two parcels of real estate in California and an 88 acre parcel of real estate located in Farmingdale, New York, which the Company plans to sell, lease or develop, subject to the resolution of certain environmental matters and market conditions, and a limited partnership interest in a real estate development joint venture.

     Net assets held for sale are recorded at estimated net realizable values, which reflect anticipated sales proceeds and other carrying costs to be incurred during the holding period. Interest is not allocated to net assets held for sale.

     The Company recorded a $200,000 after tax loss on disposal of discontinued operations, relating to workers' compensation claims from employees of operations which were previously discontinued.

4.   NOTES PAYABLE AND LONG-TERM DEBT
     --------------------------------

     At June 30, 1995 and 1994, notes payable and long-term debt consisted of the following:

                                                   June 30,      June 30,
     (In thousands)                                  1995          1994
                                                   --------      --------
     Short-term notes payable (weighted average
       interest rates of 8.2% and 8.5% in 1995
       and 1994, respectively)...................  $  5,348      $  3,592
                                                    =======       =======

     Bank credit agreement.......................  $126,396      $ 97,315
     9.75% Subordinated Debentures, due annually
       1996 through 1998.........................     2,999         3,998
     12.25% Senior secured notes due 1999........   125,000       125,000
     10.65% Industrial revenue bonds.............     1,500         1,500
     Capital lease obligations, interest from
       5.85% to 15.50% (see Note 13).............     1,253         3,302
     Other notes payable, collateralized
       by property or equipment, interest
       from 5.50% to 10.65%......................     2,162         2,160
                                                    -------       -------
                                                    259,310       233,275
     Less:  Current maturities...................    10,004         9,143
                                                    -------       -------
                                                   $249,306      $224,132
                                                    =======       =======

     The Company maintains a credit agreement (the "Credit Agreement") with a consortium of banks, which provides a revolving credit facility and term loans (collectively the "Credit Facilities"). The Credit Facilities generally bear interest at 3.75% over the London Interbank Offer Rate ("LIBOR") for the revolving credit facility and Term Loan VIII, and at 2.75% over LIBOR for Term Loan VII, respectively. The commitment fee on the unused portion of the revolving credit facility was 1.0% at June 30, 1995. The Credit Facilities mature March 31, 1997 and are secured by substantially all the Company's assets.

     The following table summarizes the Credit Facilities under the Credit Agreement.

                                                 Outstanding      Total
                                                    as of       Available
     (In thousands)                             June 30, 1995   Facilities
                                                -------------   ----------
     Revolving Credit Facility (a)............     $ 34,700      $ 50,250
     Term Loan VII............................       49,696        49,696
     Term Loan VIII...........................       42,000        42,000
                                                    -------       -------
                                                   $126,396      $141,946
                                                    =======       =======

     (a) In the first quarter of Fiscal 1995, the revolving credit facility was reduced by $9,250,000 to $50,250,000. In addition, the borrowing rate increased by 1.0% to generally bear interest at 3.75% over LIBOR and the commitment fee increased by 0.5% to 1.0%.

     On June 30, 1995, the Company had outstanding letters of credit of $7,554,000 which were supported by the Credit Agreement and other bank facilities on an unsecured basis. At June 30, 1995, the Company had unused short-term bank lines of credit aggregating $7,996,000 at interest rates slightly higher than the prime rate. The Company also has short-term lines of credit relating to foreign operations aggregating $9,529,000 against which the Company owed $5,349,000 at June 30, 1995.

     The Credit Agreement, as amended, contains certain covenants, including a material adverse change clause, and restrictions on dividends, capital expenditures, capital leases, operating leases, investments and indebtedness. It requires the Company to comply with certain financial covenants including achieving cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA Covenant"), and maintaining certain coverage ratios.
To comply with the minimum EBITDA Covenant requirements (as amended), the Company's subsidiary, VSI Corporation ("VSI"), must earn for the cumulative total of the trailing four quarters, EBITDA as follows: $60,000,000 for the first quarter of Fiscal 1996, $65,000,000 for the second quarter of 1996, $70,000,000 for the third quarter of Fiscal 1996, and $80,000,000 for the fourth quarter of Fiscal 1996. VSI's ability to meet the minimum requirements under the EBITDA Covenant in Fiscal 1996 is uncertain, and there can be no assurance that the Company will be able in the future to comply with the minimum requirements under the EBITDA Covenant and other financial covenants under the Credit Agreement. Noncompliance with any of the financial covenants, without cure, would constitute an event of default under the Credit Agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line. However, if necessary, management believes a waiver can be obtained.

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

     Any available cash may be paid as dividends to RHI if the purpose of such dividends is to provide TFC with funds necessary to meet its debt service requirements under specified notes and debentures. All other dividends to RHI are subject to certain limitations under the Credit Agreement. As of June 30, 1995, the Company was unable to provide dividends to RHI. The Credit Agreement also restricts all additional borrowings under the Credit Facilities for the payment of any dividends.

     The indenture, covering the Company's 9.75% subordinated debentures, places restrictions on payment of dividends and the creation of additional debt of equal priority with the debentures. The Company is in compliance with these restrictions at June 30, 1995.

     Annual maturities of long-term debt obligations (exclusive of capital lease obligations) for each of the five years following June 30, 1995 are as follows: $14,338,000 for 1996, $121,231,000 for 1997, $1,001,000 for 1998,
$125,056,000 for 1999, and $56,000 for 2000.

5.   PENSIONS AND POSTRETIREMENT BENEFITS
     -------------------------------------

     Pensions
     --------

     The Company has established defined benefit pension plans covering substantially all employees. Employees in foreign subsidiaries may participate in local pension plans, which are in the aggregate insignificant and are not included in the following disclosures. The Company's funding policy for the plans is to contribute each year the minimum amount required under the Employee Retirement Income Security Act of 1974.

     The following table provides a summary of the components of net periodic pension cost for the plans:

(In thousands)                             1995        1994        1993
                                           ----        ----        ----
Service cost of benefits earned during
  the period..........................  $  3,917    $  3,827    $  4,183
Interest cost of projected benefit
  obligation..........................     5,784       5,665       5,479
Return on plan assets.................   (10,102)        (41)    (13,397)
Net amortization and deferral.........     3,248      (7,407)      6,939
Amortization of prior service cost....        81         125         111
                                         -------     -------     -------
Net periodic pension cost.............     2,928       2,169       3,315
Early retirement payout...............       414         758         817
                                         -------     -------     -------
Total pension cost....................  $  3,342    $  2,927    $  4,132
                                         =======     =======     =======

Assumptions used in accounting for the plans were:

                                           1995        1994        1993
                                           ----        ----        ----
Discount Rate..........................    8.5%        8.5%        8.5%
Expected rate of increase in salaries..    4.5%        4.5%        4.5%
Expected long term rate of return on
  plan assets..........................    9.0%        9.0%        9.0%

     The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets at June 30, 1995 and 1994 for its defined benefit pension plans:

(In thousands)                            1995           1994
                                        --------       --------
Projected benefit obligation:
  Vested benefit obligation..........   $ 72,636       $ 60,372
  Non-vested benefits................      3,880          4,908
                                         -------        -------
  Accumulated benefit obligation.....   $ 76,516       $ 65,280
                                         =======        =======
  Projected benefit obligation.......   $ 82,331       $ 69,697
  Plan assets at fair value..........     86,916         75,904
                                         -------        -------
Plan assets in excess of
  projected benefit obligations......      4,585          6,207
Unrecognized net loss................     16,310         16,823
Unrecognized prior service cost......        329            406
                                         -------        -------
Prepaid pension cost prior to SFAS
  109 implementation.................   $ 21,224       $ 23,436
Effect of SFAS 109 implementation....     (5,888)        (5,641)
                                         -------        -------
Prepaid pension cost.................   $ 15,336       $ 17,795
                                         =======        =======

     All of the Company's defined benefit plans have assets in excess of accumulated benefit obligations.

     Plan assets include Class A common stock of The Fairchild Corporation of $2,763,000 and $3,172,000 at June 30, 1995 and 1994, respectively.
Substantially all of the plan assets are invested in listed stocks and bonds.

     Postretirement Health Care Benefits
     -----------------------------------

     Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 ("SFAS No. 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions". This standard requires that the expected cost of postretirement benefits be accrued and charged to expense during the years the employees render the service. This is a significant change from the Company's previous policy of expensing these costs for active employees when paid.

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

     The Company provides health care benefits for most retired employees. Postretirement health care expense from continuing operations totaled $1,385,000, $1,948,000 and $1,366,000 for the years ended June 30, 1995, 1994 and 1993, respectively. The Company has accrued approximately $31,998,000 and $33,397,000 as of June 30, 1995 and 1994, respectively, for postretirement health care benefits related to discontinued operations. This represents the cumulative discounted value of the long-term obligation and includes interest expense of $3,068,000, $2,849,000 and $4,866,000 for the years ended June 30, 1995, 1994 and 1993, respectively. The components of expense for continuing operations and discontinued operations combined in 1995 and 1994 are as follows:

(In thousands)
                                                 1995        1994
                                                -------     -------
Service cost of benefits earned................$    318    $    437
Interest cost on liabilities...................   4,258       4,364
Net amortization and deferral..................    (123)         (4)
                                                -------     -------
Net periodic postretirement benefit cost.......$  4,453    $  4,797
                                                =======     =======

     The following table set forth the funded status for the Company's postretirement health care benefit plan at June 30, 1995 and 1994:

(In thousands)
                                                 1995        1994
                                                -------     -------
Accumulated postretirement benefit obligations:
  Retirees.....................................$ 44,494    $ 46,881
  Fully eligible active participants...........     531         497
  Other active participants....................   5,738       4,962
                                                -------     -------
Accumulated postretirement benefit obligation..  50,763      52,340
Unrecognized net loss..........................    (527)       (427)
                                                -------     -------
Accrued postretirement benefit cost............$ 50,236    $ 51,913
                                                =======     =======

     The accumulated postretirement benefit obligation was determined using a discount rate of 8.5%, and a health care cost trend rate of 8.0% and 7.5% for pre-age-65 and post-age-65 employees, respectively, gradually decreasing to 4.5% and 4.5%, respectively, in the year 2003 and thereafter.

     Increasing the assumed health care cost trend rates by 1% would increase the accumulated postretirement benefit obligation as of June 30, 1995, by approximately $2,353,000, and increase net periodic postretirement benefit cost by approximately $260,000 for Fiscal 1995.

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

     As permitted under SFAS No. 109, prior years' financial statements have not been restated. The Company elected the immediate recognition method and recorded a $11,486,000 charge, in Fiscal 1994, representing the prior years' cumulative effect. This charge represents deferred taxes that had to be recorded related primarily to fixed assets, prepaid pension expense, and inventory basis differences.

The provision (benefit) for income taxes from continuing operations is summarized as follows:

(In thousands)
                                           1995        1994        1993
Continuing operations:                   --------    --------    --------
 Current:
   Federal.........................     $   4,443   $  (9,355)  $  (3,059)
   State...........................         1,588         635       1,002
   Foreign.........................         1,767         158       1,335
                                         --------    --------    --------
                                            7,798      (8,562)       (722)
 Deferred:
   Federal.........................        (5,947)      3,528         960
   State...........................           166         242          26
                                         --------    --------    --------
                                           (5,781)      3,770         986
                                         --------    --------    --------
Net tax provision (benefit)........     $   2,017   $  (4,792)  $     264
                                         ========    ========    ========

     The income tax provision for continuing operations differs from that computed using the statutory Federal income tax rate of 35.0% in 1995 and 1994 and 34.0% in 1993 for the following reasons:

(In thousands)                              1995        1994        1993
                                          --------    --------    --------
Computed statutory amount..............  $  (3,549)  $  (9,465)  $  (3,802)
State income taxes, net of applicable
  Federal tax benefit..................      1,199         655         678
Foreign Sales Corporation benefits.....       --          (350)       (340)
Nondeductible acquisition valuation
  items................................      1,918       4,356       1,136
Tax on foreign earnings, net of tax
   credits.............................      2,638         138       2,956
Other..................................       (189)       (126)       (364)
                                          --------    --------    --------
                                         $   2,017   $  (4,792)  $     264
                                          ========    ========    ========

     The following table is a summary of the significant components of the Company's deferred tax assets and liabilities as of June 30, 1995 and 1994:

(In thousands)                                             1995                    1994
                                                         Deferred                Deferred
                                            June 30,   (Provision)   June 30,   (Provision)
                                              1995       Benefit       1994       Benefit
                                            --------   -----------   --------   -----------
Deferred tax assets:
  Accrued expenses.....................     $  5,914    $ (2,860)    $  8,774    $  1,454
  Asset basis differences..............           10         (54)          64      (1,133)
  Employee compensation and benefits...        5,200         215        4,985        (837)
  Environmental reserves...............        3,329        (910)       4,239        (464)
  Credit carryforwards.................        2,891        --          2,891        --
  Postretirement benefits..............       19,712         552       19,160        (231)
  Other................................        2,061         543        1,518      (3,789)
                                             -------     -------      -------     -------
                                              39,117      (2,514)      41,631      (5,000)
Deferred tax liabilities:
  Asset basis differences..............      (38,148)      4,038      (42,186)         (8)
  Inventory............................       (6,473)      3,397       (9,870)      1,310
  Pensions.............................       (4,230)        939       (5,169)      1,184
  Other................................       (1,688)        (79)      (1,609)       (121)
                                             -------     -------      -------     -------
                                             (50,539)      8,295      (58,834)      2,365
                                             -------     -------      -------     -------
                                             (11,422)      5,781      (17,203)     (2,635)
Less amount related to accounting change        --          --           --         1,135
                                             -------     -------      -------     -------
Net deferred tax liability.............     $(11,422)   $  5,781     $(17,203)   $ (3,770)
                                             =======     =======      =======     =======
The amounts included in the balance
  sheet are as follows:

Prepaid expenses and other current assets:
  Current deferred.....................     $  7,642                 $  5,367
  Taxes receivable (payable)...........       (1,438)                   6,419
                                             -------                  -------
                                            $  6,204                 $ 11,786
                                             =======                  =======

Other assets:
  Taxes receivable.....................     $   --                   $  2,873
                                             =======                  =======

Noncurrent income tax liabilities
  (assets):
  Noncurrent deferred..................     $ 19,064                 $ 22,570
  Other noncurrent.....................       (1,015)                   4,006
                                             -------                  -------
                                            $ 18,049                 $ 26,576
                                             =======                  =======

     For Fiscal 1993 prior to the change in the method of accounting for taxes, the deferred income tax component of the income tax provision for continuing operations consists of the effect of timing differences related to:

(In thousands)                              1993
                                          --------
Compensation and other wage related...   $     813
Pension expense and reversion.........         200
Depreciation..........................       2,839
Other.................................      (2,866)
                                          --------
                                         $     986
                                          ========

     Domestic income taxes, less allowable credits, are provided on the unremitted income of foreign subsidiaries and affiliated companies, to the extent that such earnings are intended to be repatriated. No domestic income taxes or foreign withholding taxes are provided on the undistributed earnings of foreign subsidiaries and affiliates that are considered permanently invested, or which would be offset by allowable foreign tax credits. At June 30, 1995, the amount of domestic taxes payable upon distribution of such earnings is not significant.

     In the opinion of management, adequate provision has been made for all income taxes and interest, and any tax liability that may arise for prior periods will not have a material effect on the financial condition or results of operations of the Company.

7.   REDEEMABLE PREFERRED STOCK
     --------------------------

     The Series A Preferred Stock is subject to annual mandatory redemptions of 165,564 shares per annum at $45.00 per share and annual dividend payments of $3.60 per share. In addition, the Company has the option of redeeming any or all shares at $45.00 per share. The Company announced on August 30, 1989, that the Board of Directors authorized expenditure of up to $25,000,000 for additional early redemption of these shares as market conditions permit. The Company did not purchase any shares during the past three fiscal years. Series A preferred Stock is listed on the New York Stock Exchange ("NYSE").

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

     Annual maturity redemption requirements for redeemable preferred stock as of June 30, 1995, are as follows: $4,211,000 for 1996, $7,450,000 for
1997, and $7,450,000 for 1998.

8.   EQUITY SECURITIES
     -----------------

     3,000 shares of Series B Preferred Stock were authorized, 2,278 and 2,025 shares were issued and outstanding at June 30, 1995 and 1994, respectively. All of which is owned by the Company's parent, RHI.

9.   FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments," requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     The carrying amount reported in the balance sheet approximates the fair value for cash and cash equivalents, short-term borrowings, current maturities of long-term debt, and all other variable rate debt (including borrowings under the Credit Agreement).

     Fair values for equity securities, long-term public debt issued by the Company, and redeemable preferred stock of the Company, are based on quoted market prices, where available. For equity securities not actively traded, fair values are estimated by using quoted market prices of comparable instruments or, if there are no relevant comparables, on pricing models or formulas using current assumptions. The fair value of limited partnerships, other investments, and notes receivable are estimated by discounting expected future cash flows using a current market rate applicable to the yield, considering the credit quality and maturity of the investment.

     The fair value for the Company's other fixed rate long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     Fair values for the Company's off-balance-sheet instruments (letters of credit, commitments to extend credit, and lease guarantees) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties' credit standing. The fair value of the Company's off-balance-sheet instruments at June 30, 1995, is not material.

     The carrying amounts and fair values of the Company's financial instruments at June 30, 1995 and June 30, 1994 are as follows:

                                      June 30, 1995             June 30, 1994
                                   ---------------------      ---------------------
                                   Carrying      Fair         Carrying        Fair
(In Thousands)                      Amount       Value         Amount        Value
                                   --------     --------      --------     --------
Cash and cash equivalents........  $  2,412     $  2,412      $  2,468     $  2,468
Investment Securities:
  Long-term limited partnership..      --           --           3,396        4,299
Notes receivable-current.........      --           --           1,275        1,229
Short-term debt..................     5,348        5,348         3,592        3,592
Long-term debt:
  Bank Credit Agreement..........   126,396      126,396        97,315       97,315
  Subordinated debentures and
    senior notes.................   127,999      128,681       128,998      128,428
  Industrial revenue bonds.......     1,500        1,500         1,500        1,500
  Capitalized leases.............     1,253        1,253         3,302        3,302
  Other..........................     2,162        2,162         2,160        2,160
Redeemable preferred stock.......    19,112       15,714        19,112       15,608

10.  RESTRUCTURING CHARGES
     ---------------------

     In Fiscal 1994 and 1993, the Company recorded the restructuring charges in the Aerospace Fasteners segment in the categories shown below. Except for the costs included in the other category (see note (d) below), all costs classified as restructuring were the direct result of formal plans to close plants, to terminate employees, or to exit product lines. Substantially all of these plans have been executed. These charges were either incurred during the year shown or shortly after each year end. Other than a reduction in the Company's existing cost structure and manufacturing capacity, none of the restructuring charges resulted in future increases in earnings or represented an accrual of future costs. The costs included in restructuring were predominately non-recurring in nature and to a large degree non-cash charges.

(In thousands)

SIGNIFICANT COMPONENTS                             1994      1993
- ----------------------                            ------    ------
Write off of goodwill related to discontinued
  products lines................................ $ 6,959   $  --
Write down of inventory to net realizable value
 related to discontinued product lines (a)......   2,634       540
Write down of fixed assets related to
 discontinued product lines.....................   3,000     3,465
Severance benefits for terminated employees
 (substantially all paid within twelve months)..     471     4,213
Plant closings facility costs (b)...............     851     3,164
Relocation of business from closed plant in
 New Jersey to California (c)...................   1,795     1,884
Contract termination claims.....................     128       --
Lease penalty for closed plant..................     --        388
Other (d).......................................   3,022     1,815
                                                  ------    ------
                                                 $18,860   $15,469

(a) Write down was required because product line was discontinued, otherwise inventory would have been sold at prices in excess of book value.
(b) Includes lease settlements, write offs of leasehold improvements, maintenance, restorations and clean up costs.
(c) Principally consists of costs to move equipment, inventory, tooling and personnel.
(d) Includes costs associated with a requalification of product lines by a customer, nonrecurring costs of cellularization and reengineering of manufacturing processes and methods.

11.  UNUSUAL ITEMS
     -------------

     On January 17, 1994, the Company's Chatsworth, California Aerospace Fasteners manufacturing facility suffered extensive damage from the Southern California earthquake. As a result, the Company relocated the Chatsworth manufacturing operations to its other Southern California facilities. This disruption caused increased costs and reduced revenues in the Fiscal 1994, and negatively affected Fiscal 1995 as well. While the Company carries insurance for both business interruption and property damage caused by earthquakes, the policy has a 5% deductible. The Company recorded an unusual pretax loss of $4,000,000 in Fiscal 1994 in the Aerospace Fasteners segment to cover the estimated net cost of the damages and related business interruption caused by the earthquake. In addition, the Company recorded a write down of $2,000,000 in Fiscal 1994 relating to the damaged real estate which is included in net assets held for sale.

12.  RELATED PARTY TRANSACTIONS
     --------------------------

     The Company's corporate staff performs work for each of the three corporate entities. Corporate administrative expense incurred by the Company is invoiced to RHI and to TFC on a monthly basis and represents the estimated cost of services performed on behalf of such companies by the Company. The estimated cost is based primarily on estimated hours spent by corporate employees on functions related to RHI and to TFC. In addition, TFC bills the Company for services performed by TFC on behalf of the Company.

     The Company has entered into a tax sharing agreement with its parent whereby the Company is included in the consolidated federal income tax return of the parent. The Company makes payments to the parent based on the amounts of federal income taxes, if any, it would have paid had it filed a separate federal income tax return.

     The Aerospace Fasteners segment had sales to Banner Aerospace, Inc. a 47.2% affiliate of RHI, of $5,494,000, $5,680,000 and $8,750,000 for the
years ended June 30, 1995, 1994 and 1993, respectively.

13.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Leases
     ------

     The Company leases certain of its facilities and equipment under capital and operating leases. The following is an analysis of the assets under capital leases included in property, plant and equipment:

    (In thousands)
                                                June 30,
     Description                                  1995
     -----------                                 ------
     Buildings and improvements..............   $   422
     Machinery and equipment.................    12,688
     Furniture and fixtures..................       297
     Less:  Accumulated depreciation.........    (7,167)
                                                 ------
                                                $ 6,240
                                                 ======

Future minimum lease payments:

                                           Operating          Capital
     (In thousands)                         Leases            Leases
                                            ------            ------
     1996...............................   $ 8,131           $ 1,109
     1997...............................     7,302               244
     1998...............................     7,278                 8
     1999...............................     6,771               --
     2000...............................     7,253               --
                                            ------            ------
                                           $36,735             1,361
                                            ======
     Less:  Amount representing interest                        (108)
                                                              ------
     Present value of capital lease obligations              $ 1,253
                                                              ======

     Rental expense under all leases amounted to $10,811,000, $7,193,000 and $9,575,000 for the years ended June 30, 1995, 1994 and 1993, respectively.

     In connection with the sale of Metro Credit Corporation, the Company remained contingently liable as a guarantor of the payment and performance of obligations of third party lessees under aircraft leases, which call for aggregate annual base lease payments of approximately $3,094,000 in 1996, and approximately $7,942,000 over the remaining 4-year guaranty period. In each case, the Company has been indemnified by the purchasers and lessors from any losses related to such guaranties.

     Government Claims
     -----------------
     The Corporate Administrative Contracting Officer (the "ACO"), based upon the advice of the United States Defense Contract Audit Agency, has made a determination that the Company did not comply with Federal Acquisition Regulations and Cost Accounting Standards in accounting for (i) the 1985 reversion to the Company of certain assets of terminated defined benefit pension plans, and (ii) pension costs upon the closing of segments of the Company's business. The ACO has directed the Company to prepare cost impact proposals relating to such plan terminations and segment closings and, following receipt of such cost impact proposals, may seek adjustments to contract prices. The ACO alleges that substantial amounts will be due if such adjustments are made. The Company believes it has properly accounted for the asset reversions in accordance with applicable accounting standards. The Company has entered into discussions with the government to attempt to resolve these pension accounting issues.

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

     As of June 30, 1995, the consolidated total recorded liabilities of the Company for environmental matters referred to above totalled $8,601,000. As of June 30, 1995, the estimated probable exposures for these matters was $8,580,000. It is reasonalby possible the Company's total exposure for these matters could be approximately $15,778,000.

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

14.  BUSINESS SEGMENTS
     -----------------

     The Company's operations are conducted in three principal business segments. The Aerospace Fasteners segment includes the manufacture of high performance specialty fasteners and fastening systems. The Industrial Products segment is primarily engaged in the manufacture of tooling and injection control systems for the plastic injection molding and die casting industries and the supply of modems for use in high speed digitized voice and data communications. The Communications Services segment provides telecommunication services to office buildings and sells, installs and maintains telecommunications systems for business and government customers. Intersegment sales are insignificant to the sales of any segment.

     Identifiable assets represent assets that are used in the Company's operations in each segment at year end. Corporate assets are principally in cash and short-term investments, notes receivable, assets held for sale, and property maintained for general corporate purposes.

     The Company's financial data by business segment is as follows:

(In thousands)                             1995        1994        1993
                                          -------     -------     -------
Sales by Business Segment:
  Aerospace Fasteners.................   $219,129    $203,456    $247,080
  Industrial Products(a)..............    180,773     166,499     148,449
  Communications Services.............    108,710      74,190      68,038
                                          -------     -------     -------
Total Segment Sales                      $508,612    $444,145    $463,567
                                          =======     =======     =======
Operating Income (Loss) Segment:
  Aerospace Fasteners(b)..............   $(14,073)   $(32,208)   $(15,398)
  Industrial Products(a)..............     23,625      21,024      19,081
  Communications Services.............     18,498      16,483      14,688
                                          -------     -------     -------
Total Segment Operating Income........     28,050       5,299      18,371

  Corporate administrative expense....     (5,203)     (3,638)     (3,260)
  Other corporate income (expense)....        546      (2,060)      4,251
                                          -------     -------     -------
Total Consolidated Operating
  Income (loss).......................   $ 23,393    $   (399)   $ 19,362
                                          =======     =======     =======
Capital Expenditures:
  Aerospace Fasteners.................   $  4,974    $  4,320    $  5,711
  Industrial Products.................      4,440       3,997       4,002
  Communications Services.............     10,349       7,775       5,792
  Corporate and Other.................         16        --             3
                                          -------     -------     -------
Total Capital Expenditures............   $ 19,779    $ 16,092    $ 15,508
                                          =======     =======     =======
Depreciation and Amortization:
  Aerospace Fasteners.................   $ 15,619    $ 14,373    $ 14,280
  Industrial Products.................      6,962       6,765       6,154
  Communications Services.............     10,329       8,948       7,936
  Corporate and Other.................      2,262       2,209       2,107
                                          -------     -------     -------
Total Depreciation and Amortization...   $ 35,172    $ 32,295    $ 30,477
                                          =======     =======     =======
Identifiable Assets at June 30,:
  Aerospace Fasteners.................   $290,465    $306,008    $337,185
  Industrial Products.................    152,697     147,910     146,754
  Communications Services.............    108,666      79,087      78,752
  Corporate and Other.................     63,960      84,471      77,319
                                          -------     -------     -------
Total Identifiable Assets.............   $615,788    $617,476    $640,010
                                          =======     =======     =======

(a) - Included in Fiscal 1995 and 1994 are the results of Fairchild Data
Corporation. Sales from this division, formerly included in net assets held for sale, and not included in the results of operations, were $15,432,000 for Fiscal 1993. The impact of this division's earnings on the Fiscal 1993 results was immaterial.

(b) - Includes charges to reflect the cost of restructuring of $18,860,000, and $15,469,000 in Fiscal 1994 and 1993, respectively, and an unusual loss from earthquake damage and related business interruption of $4,000,000 in Fiscal 1994.

15.  FOREIGN OPERATIONS AND EXPORT SALES
     -----------------------------------

     The Company's operations are located primarily in the United States and Europe. Interarea sales are not significant to the total sales of any geographic area. The Company's financial data by geographic area is as follows:

(In thousands)                             1995        1994        1993
                                          -------     -------     -------
Sales by Geographic Area
  United States.......................   $402,414    $358,614    $369,343
  Europe..............................     95,420      76,366      85,479
  Other...............................     10,778       9,165       8,745
                                          -------     -------     -------
Total Sales...........................   $508,612    $444,145    $463,567
                                          =======     =======     =======
Operating Income by Geographic Area
  United States.......................   $ 24,639    $ (1,011)   $ 15,390
  Europe..............................      2,107       5,847       2,034
  Other...............................      1,304         463         947
                                          -------     -------     -------
Total Segment Operating Income........   $ 28,050    $  5,299    $ 18,371
                                          =======     =======     =======

Identifiable Assets by Geographic Area
at June 30:
  United States.......................   $473,269    $454,635    $479,751
  Europe..............................     79,029      73,809      78,176
  Other...............................      9,465       4,561       4,764
  Corporate and Other.................     54,025      84,471      77,319
                                          -------     -------     -------
Total Identifiable Assets.............   $615,788    $617,476    $640,010
                                          =======     =======     =======

     Export sales are defined as sales to customers in foreign countries by the Company's domestic operations. Export sales amounted to the following:

(In thousands)
                                           1995        1994        1993
                                          -------     -------     -------
Export Sales
  Europe..............................   $ 16,547    $ 12,692    $ 15,297
  Other...............................     17,031      16,593      13,546
                                          -------     -------     -------
Total Export Sales....................   $ 33,578    $ 29,285    $ 28,843
                                          =======     =======     =======

16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     -------------------------------------------

                               First       Second       Third      Fourth
(In thousands)                Quarter      Quarter     Quarter     Quarter
                              -------     --------     -------     -------
1995:
  Sales..................... $114,562    $119,921     $138,912    $135,217
  Gross profit..............   30,176      26,800       31,994      26,840
  Earnings (loss) from
    continuing operations...      307      (1,906)      (2,439)     (8,121)
  Loss on disposal of
    discontinued operations.     --          --           (200)       --
  Net earnings (loss).......      307      (1,906)      (2,639)     (8,121)

1994:
  Sales..................... $110,491    $108,830     $112,836    $111,988
  Gross profit..............   22,962      25,875       27,138      30,289
  Loss from continuing
    operations..............   (4,528)     (5,960)      (2,416)     (9,345)
  Cumulative effect of
    change in accounting for
    postretirement benefits,
    net.....................     (252)       --           --          --
  Cumulative effect of
    change in accounting for
    income taxes, net.......  (11,486)       --           --          --
  Net loss..................  (16,266)     (5,960)      (2,416)     (9,345)

     Net earnings (loss) from continuing operations in the fourth quarter of Fiscal 1995, include adjustments to inventories and receivables of the Company's Aerospace Fasteners Segment, to reflect required valuation allowances against these assets. Charges to reflect the cost of restructuring the Company's Aerospace Fasteners Segment, of $9,903,000 and $8,957,000 in the second and fourth quarters of Fiscal 1994, respectively, are included in earnings (loss) from continuing operations. The Company recorded an unusual loss in the third and fourth quarters of Fiscal 1994, of $3,200,000 and $2,800,000, respectively, to cover the estimated net cost of the damages and related business interruption caused by an earthquake and the related write down of real estate and other assets.

     The Fiscal 1994 first and second quarter data presented vary from the amounts previously reported in each of their respective Form 10-Q filings due to the Company's decision not to sell a division which was included in net assets held for sale, and not included in the results of operations. Sales from the division were $4,141,000 and $3,438,000 in the first and second quarters, respectively, of Fiscal 1994. Earnings from the division had no material effect during these periods.

                   Report of Independent Public Accountants
                   ----------------------------------------



To Fairchild Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Fairchild Industries, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for the years ended June 30, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairchild Industries, Inc. and subsidiaries as of June 30, 1995 and 1994 and the results of their operations and their cash flows for the years ended June 30, 1995, 1994, and 1993, in conformity with generally accepted accounting principles.

As discussed in Notes 5 and 6 to the consolidated financial statements, effective July 1, 1993, the Company changed its method of accounting for postretirement benefits other than pensions, and income taxes.



                                         Arthur Andersen LLP

Washington, D.C.
September 15, 1995

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- --------------------------------------------------------------

     None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
- ---------------------------------------------------------
INFORMATION CONCERNING DIRECTORS
- --------------------------------

Name of Director,                                 Number of Shares of
Principal Occupations                             Preferred Stock
During Past Five Years                Director    Beneficially Owned as of
and Other Information           Age    Since      August 31, 1995
- ---------------------           ---   --------    ------------------------

                                                  Series A        Series C
                                                  --------        --------

Alcox, Michael T.               47     1989          --              --
  Vice President and Chief
  Financial Officer of the
  Company; Director, Senior
  Vice President and Chief
  Financial Officer of The
  Fairchild Corporation;
  Vice President and Chief
  Financial Officer of RHI
  Holdings, Inc.; and Director
  of Banner Aerospace, Inc.(1)(3)

Caplin, Mortimer M.             79     1979          --           3,240(2)
  Member, Caplin & Drysdale
  (Attorneys); Director of
  Presidential Realty
  Corporation and Danaher
  Corporation (1)

Name of Director,                                 Number of Shares of
Principal Occupations                             Preferred Stock
During Past Five Years                Director    Beneficially Owned as of
and Other Information           Age    Since      August 31, 1995
- ---------------------           ---   --------    ------------------------

                                                  Series A        Series C
                                                  --------        --------

Flaherty, Thomas J.             57     1993          --              --
  Chief Operating Officer of
  the Company; Director
  and Chief Operating Officer
  of The Fairchild Corporation;
  President and Chief
  Operating Officer of IMO
  Industries, Inc. from 1992
  to April 1993; Chief
  Executive Officer & President
  of Transnational Industries,
  Inc. from 1990 to 1992;
  from 1977 to 1990, various
  executive positions with
  the Hamilton Standard and
  Pratt & Whitney units of
  United Technologies
  Corporation.

Jackson, John D.                58     1994          --              --
  Consultant to The Fairchild
  Corporation since January
  1995; prior to that date, held
  position of Secretary of the
  Company as well as various
  executive positions since
  1976.  Senior Vice President
  and Secretary of The
  Fairchild Corporation from
  1990 to 1994.

Richey, Herbert S.              73     1992          --              --
  President, Richey Coal
  Company (Coal Properties -
  Brokerage and Consulting)
  until December, 1993;
  Director of The Fairchild
  Corporation and Sifco
  Industries, Inc.

Name of Director,                                 Number of Shares of
Principal Occupations                             Preferred Stock
During Past Five Years                Director    Beneficially Owned as of
and Other Information           Age    Since      August 31, 1995
- ---------------------           ---   --------    ------------------------
                                                  Series A        Series C
                                                  --------        --------

Steiner, Jeffrey J.             58     1989         3,200 (5)      3,200 (5)
  Chairman of the Board,
  Chief Executive Officer and
  President of the Company,
  The Fairchild Corporation
  and RHI Holdings, Inc.;
  Director of Banner Aerospace,
  Inc., The Franklin Corporation,
  and The Copley Fund; President
  of Cedco Holdings, Inc.
  (1), (3), (4)

Steiner Hercot, Natalia         30     1989          --              --
  employed with The Fairchild
  Corporation as an International
  Coordinator and Translater

Triebwasser, Sol                74     1995          --              --
  Director of Banner Aerospace, Inc.,
  Technical Journals and Professional
  Relations of IBM Corporation

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

(5) Shares owned by Stinbes Limited, a corporation organized under the laws of the Caymen Islands, an indirect wholly-owned subsidiary of Bestin S.A., a Luxemborg joint stock company, whose shares are owned by Paske Investments Ltd., a corporation organized under the laws of Jersey, Channel Islands, a wholly-owned subsidiary of the Friday Trust, of which Mr. Steiner is the settlor and a beneficiary.
EXECUTIVE OFFICERS OF THE COMPANY
- ---------------------------------

     The executive officers of the Company, as of September 1, 1995, are listed below:

Name (age) and Positions and
Offices Held with Company          Principal Occupation and Business
     (Year Elected)                Experience (Past Five Years)
- ----------------------------       ---------------------------------

Jeffrey J. Steiner (58)            Chairman, Chief Executive Officer and
  Chairman, Chief Executive        President since 1991; Chairman and Chief
  Officer and President (1991)     Executive Officer since 1985 and
                                   President since 1991 of The Fairchild
                                   Corporation; Vice Chairman, Banner
                                   Aerospace since 1990.

Thomas J. Flaherty (57)            Chief Operating Officer since April
  Chief Operating Officer (1993)   1993; President and Chief Operating
                                   Officer of IMO Industries, Inc. from
                                   1992 to April 1993; Chief Executive
                                   Officer & President of Transnational
                                   Industries, Inc. from 1990 to 1992;
                                   from 1977 to 1990, various executive
                                   positions with the Hamilton Standard
                                   and Pratt & Whitney units of United
                                   Technologies Corporation.

John L. Flynn (49)                 Vice President and Tax Counsel since
  Vice President and               1986.
  Tax Counsel (1986)

Harold R. Johnson (72)             Vice President, Business Development,
  Vice President (1988)            since 1988; Founder, Chairman and
                                   President, Telebit Corp. 1983-1988.

Jerry Lirette (47)                 Vice President since 1988; President
  Vice President (1988)            of D-M-E Company since 1984.

Michael T. Alcox (47)              Vice President and Chief Financial
  Vice President and Chief         Officer since 1989; Senior Vice
  Financial Officer (1989)         President and Chief Financial Officer of
                                   The Fairchild Corporation since 1987.

Name (age) and Positions and
Offices Held with Company          Principal Occupation and Business
     (Year Elected)                Experience (Past Five Years)
- ----------------------------       ---------------------------------

Christopher Colavito (40)          Vice President and Controller since
  Vice President and               1989; Assistant Controller 1987-1989.
  Controller (1989)

Karen L. Schneckenburger (46)      Treasurer since 1989; Director of
  Treasurer (1989)                 Finance 1986-1989.

Melvin Borer (52)                  Vice President since 1991; President
  Vice President (1991)            of Fairchild Communications Services
                                   Company since 1989; Vice President and
                                   General Manager of Fairchild
                                   Communications Services Company from
                                   1987 to 1989.

Eric Steiner (33)                  Vice President since 1992; Director,
  Vice President (1992)            Banner Aerospace

Donald E. Miller (48)              Vice President and General Counsel
  Vice President and               since 1991; Principal, Temkin & Miller,
  General Counsel (1991)           Ltd. from 1973 to 1990.
  and Secretary (1995)

Townsend Breeden (63)              Vice President since 1992; General
  Vice President (1992)            Manager, Keltec Florida, Inc. 1989 to
                                   1992.

Robert D. Busey (52)               Vice President since 1993;
  Vice President (1993)

Robert H. Kelley (47)              Vice President since 1993;
  Vice President (1993)


     There are no family relationships between any executive officers and directors, except that Natalia Steiner-Hercot, a Director of the Company, and Eric Steiner, Vice President of the Company, are children of Jeffrey Steiner, also a Director of the Company.

     Jeffrey J. Steiner, Director, filed two Form 4's late during the 1995 fiscal year.

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

COMPENSATION OF EXECUTIVE OFFICERS AND OTHER INFORMATION
- --------------------------------------------------------
Cash Compensation
- -----------------

     The information required by this section of Item 11 is set forth in the 1995 Proxy Statement of the Company's parent, The Fairchild Corporation ("TFC"), which TFC intends to file with the Securities and Exchange Commission within 120 days after June 30, 1995, and said information is incorporated herein by reference from TFC's 1995 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

     The following table sets forth, as of September 1, 1995, the Company's common stock, Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock owned by any person known to the Corporation to be the beneficial owner of more than five (5%) percent of any class and beneficially owned by all Directors and Officers of the Company as a group:

                                         Class of     Number of     Percent
   Beneficial Owner                        Stock        Shares      of Class
   ----------------                      --------     ---------     --------

RHI Holdings, Inc. (1)                   Common           1,400      100%
Washington Dulles International Airport
300 West Service Road, PO Box 10803
Chantilly, Virginia  22021

RHI Holdings, Inc. (1)                   Series A
  (same as above)                        Preferred       39,600      9.3%

RHI Holdings, Inc. (1)                   Series B
  (same as above)                        Preferred        2,302      100%

RHI Holdings, Inc. (1)                   Series C
  (same as above)                        Preferred        4,900      0.9%

All Directors and Officers               Series A
   as a group                            Preferred        3,300      0.8%

All Directors and Officers               Series C
  as a group                             Preferred        9,194      1.6%

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

     The information required by this section of Item 13 is set forth in the 1995 Proxy Statement of the Company's parent, The Fairchild Corporation ("TFC"), which TFC intends to file with the Securities and Exchange Commission within 120 days after June 30, 1995, and said information is incorporated herein by reference from TFC's 1995 Proxy Statement.

                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
- ----------------------------------------------------------------
          FORM 8-K
          --------

(a)  (1)  Financial Statements.

     All financial statements of the registrant as set forth under
Item 8 of this report on Form 10-K.

(a)  (2)  Financial Statement Schedules and Report of Independent Public
          Accountants

          Schedule Number          Description          Page Number
          ---------------          -----------          -----------

                II                Valuation and
                                  Qualifying Accounts         70


     The reports of the registrant's Independent Public Accountants with respect to the above-listed financial statements for Fiscal 1995 and Fiscal 1994, and the reports on the financial statement schedules for Fiscal 1995 and Fiscal 1994, appear on page 64 of this Report.

     Financial statements for unconsolidated affiliates, including joint ventures and general partnerships, accounted for by the equity method, have been omitted because no such affiliate constitutes a significant subsidiary. All other schedules are omitted because they are not required.

               Report of Independent Public Accountants
               ----------------------------------------


To Fairchild Industries, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Fairchild Industries, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated September 15, 1995. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index on the preceeding page is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                                               Arthur Andersen LLP

Washington, D.C.
September 15, 1995

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

 10(a) Restated and Amended Credit Agreement dated as of July 27, 1992
       (incorporated by reference to 1992 10-K).

 10(b) Amendment No. 1, dated as of June 30, 1993, to the Restated and Amended Credit Agreement dated as of July 27, 1992 (incorporated by reference to 1993 10-K).

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

10(e) Amendment No. 2, dated as of October 1, 1993, to the Restated and Amended Credit Agreement dated as of July 27, 1992 (incorporated by reference to 1994 10-K).

10(f) Amendment No. 3, dated as of December 23, 1993, to the Restated and Amended Credit Agreement dated as of July 27, 1992 (incorporated by reference to 1994 10-K).

10(g) Amendment No. 4, dated as of March 31, 1994, to the Restated and Amended Credit Agreement dated as of July 27, 1992 (incorporated by reference to 1994 10-K).

*10(h) Amendment No. 5, dated as of July 29, 1994, to the Restated and
       Amended Credit Agreement dated as of July 27, 1992.

*10(i) Amendment No. 6, dated as of October 15, 1994, to Restated and
       Amended Credit Agreement dated as of July 27, 1992.

*10(j) Amendment No. 7, dated as of January 18, 1995, to Restated and
       Amended Credit Agreement dated as of July 27, 1992.

*10(k) Amendment No. 8, dated as of February 15, 1995, to Restated and
       Amended Credit Agreement dated as of July 27, 1992.

*10(l) Amendment No. 9, dated as of May 25, 1995, to Restated and
       Amended Credit Agreement dated as of July 27, 1992.

*10(m) Amendment No. 10, dated as of June 30, 1995, to Restated and
       Amended Credit Agreement dated as of July 27, 1992.

11 Computation of earnings per share (found at Note to Registrant's Consolidated Financial Statements for the fiscal year ended June 30,
       1994).

*22    Significant subsidiaries of the Fairchild Industries, Inc.


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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1995.

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

                        Date:  September 26, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name, Title, Capacity                        Date
     ---------------------                        ----
     Michael T. Alcox
     -----------------------------                September 26, 1995
     Director, Vice President
     and Chief Financial Officer

     Christopher Colavito
     -----------------------------                September 26, 1995
     Vice President and Controller

     Mortimer M. Caplin
     -----------------------------                September 26, 1995
     Director

     Thomas J. Flaherty
     -----------------------------                September 26, 1995
     Director and Chief Operating
     Officer

     Herbert S. Richey
     -----------------------------                September 26, 1995
     Director

     Jeffrey J. Steiner
     -----------------------------                September 26, 1995
     Director

     Natalia Steiner Hercot
     -----------------------------                September 26, 1995
     Director

     Sol Triebwasser
     -----------------------------                September 26, 1995
     Director

     John D. Jackson
     ------------------------------               September 26, 1995
     Director

         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


Changes in allowance for doubtful accounts are as follows:
(In thousands)
For the year ended June 30,      1995        1994        1993
- ----------------------------    ------      ------      ------
Begining balance............... $2,135      $1,746      $1,702
Charged to costs and expenses..  2,645       1,124         820
Charged to other accounts (1)..    352         231         149
Amounts written off............   (654)       (966)       (925)
                                 -----       -----       -----
Ending balance................. $4,478      $2,135      $1,746
                                 =====       =====       =====


(1) Recoveries of amounts written off in prior periods and foreign currency translation.