Form 10-Q
period 1995-10-01
FAIRCHILD INDUSTRIES INC /DE/
filed 1995-11-14
CIK 34257

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                   FORM 10-Q
                             --------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended October 1, 1995

                        Commission File Number:  1-3102


                          FAIRCHILD INDUSTRIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                   52-0579835
-------------------------------                    -------------------
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

                                         Outstanding at
Class                                    October 1, 1995
-----                                    ---------------
Common Stock, $100.00 par value               1,400

          FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES*

                                    INDEX

PART I.     FINANCIAL INFORMATION                                      Page

            Item 1.    Financial Statements

                       Condensed Consolidated Balance Sheets
                       as of October 1, 1995 (Unaudited) and
                       June 30, 1995                                     3

                       Consolidated Statements of Earnings
                       for the Three Months Ended October 1,
                       1995 and October 2, 1994 (Unaudited)              5

                       Condensed Consolidated Statements of
                       Cash Flows for the Three Months Ended
                       October 1, 1995 and October 2, 1994
                       (Unaudited)                                       6

                       Notes to Condensed Consolidated Financial
                       Statements (Unaudited)                            7


            Item 2.    Management's Discussion and Analysis
                       of Results of Operations and Financial           10
                       Condition


PART II.    OTHER INFORMATION

            Item 1.    Legal Proceedings                                16


            Item 6.    Exhibits and Reports on Form 8-K                 16


*For purposes of Part I of this Form 10-Q, the term "Company" means Fairchild Industries, Inc., and its subsidiaries, unless otherwise indicated. For purposes of Part II, the term "Company" means Fairchild Industries, Inc. unless otherwise indicated.

                       PART 1.  FINANCIAL INFORMATION
                       ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands)
                                              October 1,       June 30,
ASSETS                                           1995            1995
------                                       ------------    ------------
                                              (Unaudited)         (*)
Current Assets:
Cash and cash equivalents....................  $  6,614        $  2,412
Accounts receivable-trade, less allowances
  of $4,373 and $4,478.......................    87,228          84,927
Inventories:
   Finished goods............................    53,623          50,963
   Work-in-process...........................    19,379          19,976
   Raw materials.............................    17,114          17,866
                                                -------         -------
                                                 90,116          88,805

Prepaid expenses and other current assets....     9,680          15,239
                                                -------         -------
Total Current Assets.........................   193,638         191,383

Property, plant and equipment, net of
  accumulated depreciation of $115,319 and
  $110,616...................................   155,312         158,191

Net assets held for sale.....................    35,463          34,811
Cost in excess of net assets acquired,
  (Goodwill) less accumulated amortization of
  $36,178 and $34,707........................   194,625         195,986
Prepaid pension assets.......................    14,470          15,336
Other assets.................................    20,623          20,081
                                                -------         -------
Total Assets.................................  $614,131        $615,788
                                                =======         =======




*Condensed from audited financial statements.



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands)
                                             October 1,        June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY            1995             1995
------------------------------------        ------------     ------------
                                             (Unaudited)         (*)
Current Liabilities:
Bank notes payable and current
  maturities of long-term debt...........     $ 21,799         $ 15,352
Accounts payable.........................       36,875           39,124
Due to affiliated companies..............       18,684           13,759
Accrued interest.........................        3,170            6,647
Other accrued liabilities................       58,286           59,159
                                               -------          -------
Total Current Liabilities................      138,814          134,041

Long-term debt, less current maturities..      242,861          249,306
Other long-term liabilities..............       12,852           13,179
Retiree health care liabilities..........       47,141           47,567
Noncurrent income taxes..................       18,078           18,049
                                               -------          -------
Total Liabilities........................      459,746          462,142

Redeemable Preferred Stock: $3.60
  Cumulative Series A Convertible
  Preferred Stock, without par value,
  424,701 shares authorized, issued
  and outstanding at redemption value
  of $45.00 per share....................       19,112           19,112

Stockholders' Equity:
Series B Preferred Stock, without par
  value, 3,000 shares authorized, 2,302
  and 2,278 issued and outstanding;
  liquidation value of $100,000 per share      230,200          227,800

Series C Cumulative Preferred Stock,
  without par value, 558,360 shares
  authorized, issued and outstanding;
  liquidation value of $45.00 per share..       24,015           24,015

Common stock, par value of $100.00 per
  share, 1,400 shares authorized,
  issued, and outstanding................          140              140
Paid-in capital..........................        2,575            2,523
Accumulated deficit......................     (128,697)        (128,116)
Cumulative translation adjustment........        7,040            8,172
                                               -------          -------
Total Stockholders' Equity...............      135,273          134,534
                                               -------          -------
Total Liabilities and Stockholders'
  Equity.................................     $614,131         $615,788
                                               =======          =======
*Condensed from audited financial statements.


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                               (In thousands)
                                                  Three Months Ended
                                               October 1,      October 2,
                                                  1995            1994
                                              ------------    ------------
Revenue:
   Sales....................................    $132,187        $114,562
   Other income, net........................         345             569
                                                 -------         -------
                                                 132,532         115,131
Costs and Expenses:
   Cost of sales............................      98,229          84,386
   Selling, general & administrative........      21,908          18,334
   Research and development.................         752             968
   Amortization of goodwill.................       1,471           1,464
                                                 -------         -------
                                                 122,360         105,152

Operating income............................      10,172           9,979

Interest expense............................       9,177           8,466
Interest income.............................         (46)            (26)
                                                 -------         -------
Net interest expense........................       9,131           8,440

Investment income...........................        --               278
Equity in earnings of affiliates............         170             277
Minority interest...........................         (38)            (67)
                                                 -------         -------
Earnings from continuing operations
 before taxes...............................       1,173           2,027

Income tax provision........................         779           1,720
                                                 -------         -------
Net earnings................................         394             307

Series A Preferred Dividends................         382             382
Series C Preferred Dividends................         593             593
                                                 -------         -------
Net loss after Preferred Dividends..........    $   (581)       $   (668)
                                                 =======         =======





The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                              (In thousands)
                                                   Three Months Ended
                                               October 1,      October 2,
                                                  1995            1994
                                              ------------    ------------
Cash flows provided by (used for)
  Operations:
    Net earnings............................    $    394        $    307
    Adjustments to reconcile net earnings:
    Depreciation and amortization...........       8,755           7,878
    Accretion of discount on long-term
      liabilities...........................         850             782
    Minority interest.......................          38              67
    Undistributed earnings of affiliates....          33            (150)
    Changes in assets and liabilities.......      (7,504)         (7,974)
                                                 -------         -------
    Net cash provided by operations.........       2,566             910

  Investments:
    Purchase of property, plant and equipment     (3,508)         (3,443)
    Acquisitions, net of cash acquired......        --              (550)
    Other, net..............................        (605)            131
                                                 -------         -------
    Net cash used for investments...........      (4,113)         (3,862)

  Financing:
    Proceeds from issuance of debt..........       7,541             940
    Debt repayments, net....................      (2,614)         (9,364)
    Issuance of Series B preferred stock....       2,400          11,400
    Payment of dividends....................        (975)           (975)
    Paid in capital contribution............          53            --
                                                 -------         -------
    Net cash provided by financing..........       6,405           2,001

Effect of exchange rate changes on cash.....        (656)            684
Net increase (decrease) in cash.............       4,202            (267)
Cash and cash equivalents, beginning of
    period..................................       2,412           2,468
                                                 -------         -------
Cash and cash equivalents, end of period....    $  6,614        $  2,201
                                                 =======         =======





The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Financial Statements

     The consolidated balance sheet as of October 1, 1995, and the consolidated statements of earnings and cash flows for the three months ended October 1, 1995 and October 2, 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 1, 1995, and for all periods presented have been made. The balance sheet at June 30, 1995, was condensed from audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1995, Form 10-K. The results of operations for the period ended October 1, 1995 are not necessarily indicative of the operating results for the full year. Certain amounts in prior years' quarterly financial statements have been reclassified to conform to the current presentation.

Note 2 - Acquisitions

     On November 28, 1994, Fairchild Communications Services Company ("Fairchild Communications"), a partnership whose partners are indirect subsidiaries of the Company, completed the acquisition of substantially all of the telecommunications assets of JWP Telecom, Inc. ("JWP") for approximately $11,000,000, plus the assumption of approximately $3,000,000 of liabilities. The Company recorded $5,595,000 in goodwill as a result of this acquisition. JWP is a telecommunications system integrator, specializing in the distribution, installation and maintenance of voice and data communications equipment. In the first quarter of Fiscal 1995, Fairchild Communications acquired all the shared telecommunications assets of Eaton & Lauth Co., Inc. for approximately $550,000. Approximately $300,000 of the acquisition price was recorded as goodwill.

     Proforma financial statements are not required for these acquisitions on an individual basis.

Note 3 - Redeemable Preferred Stock

     The Company's Series A Preferred Stock has a mandatory redemption value of $45.00 per share and an annual dividend requirement of $3.60 per share. There were 424,701 shares of Series A Preferred Stock authorized, issued and outstanding at October 1, 1995 and June 30, 1995.

Note 4 - Commitments and Contingencies

Government Claims
-----------------

     The Corporate Administrative Contracting Officer (the "ACO"), based upon the advice of the United States Defense Contract Audit Agency, has made a determination that the Company did not comply with Federal Acquisition Regulations and Cost Accounting Standards in accounting for (i) the 1985 reversion to the Company of certain assets of terminated defined benefit pension plans, and (ii) pension costs upon the closing of segments of the Company's business. The ACO has directed the Company to prepare cost impact proposals relating to such plan terminations and segment closings and, following receipt of such cost impact proposals, may seek adjustments to contract prices. The ACO alleges that substantial amounts will be due if such adjustments are made. The Company believes it has properly accounted for the asset reversions in accordance with applicable accounting standards. The Company has held discussions with the government to attempt to resolve these pension accounting issues.

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

     As of October 1, 1995, the consolidated total recorded liabilities of the Company for environmental matters referred to above totalled $7,988,000. As of October 1, 1995, the estimated probable exposures for these matters was $7,967,000. It is reasonably possible that the Company's total exposure for these matters could be approximately $15,165,000.

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

Note 5 - Subsequent Events

     On November 9, 1995, the Company announced it has entered into an agreement to merge with Shared Technologies Inc. ("Shared Technologies").
The agreement provides that, upon consummation of the merger, Shared Technologies will (1) assume and repay $180,000,000 of the Company's existing debt, and may redeem its Series A and Series C preferred stock issues, and
(2) issue to the Company's parent 6,000,000 shares of common stock of Shared Technologies (equal to approximately 41% of Shared Technologies shares outstanding following the transaction) and $45,000,000 face amount of newly-issued Shared Technologies preferred shares, part of which are convertible into additional shares of Shared Technologies common stock which would increase RHI Holdings, Inc. ("RHI"), the Company's parent, interest to approximately 42%, on a fully diluted basis. None of the Company's assets and liabilities other than those relating to the Communications Services segment and $180,000,000 of the Company's existing debt will be transferred to Shared Technologies pursuant to the merger. The Company and Shared Technologies expect to complete this transaction in January, 1996.

     On November 13, 1995, the Company signed a letter of intent with Cincinnati Milacron Inc. ("Cincinnati Milacron") to sell the D-M-E Company ("D-M-E"), a mold equipment supplier, subject to satifactory completion of due diligence and definitive documentation, and various approvals of, including the Cincinnati Milcron Board of Directors, normal regulatory agencies and debt holders of the Company. The sale price is approximately $260,000,000 for the purchase of the D-M-E business including assets and liabilities. The Company expects to complete this transaction early in 1996.

     Both transactions will result in significant gains to the Company.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------------------------------------------------
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION
     ---------------------------------------------

     Fairchild Industries, Inc. (the "Company") is incorporated under the laws of the State of Delaware. The Company is a subsidiary of RHI Holdings, Inc. ("RHI") which is in turn a wholly-owned subsidiary of The Fairchild Corporation ("TFC"). The Company conducts its operations through its wholly-owned subsidiary VSI Corporation ("VSI").

RESULTS OF OPERATIONS

     The Company currently operates in three principal business segments:
Aerospace Fasteners, Industrial Products and Communications Services. Set forth below is a comparison of the results from continuing operations of the Company for the three month periods ended October 1, 1995 and October 2, 1994.

(In thousands)
                                               Three Months Ended
                                             October 1,  October 2,
                                                1995        1994
                                             ----------  ----------
Sales by Business Segment:
   Aerospace Fasteners.....................   $ 52,196    $ 51,510*
   Industrial Products.....................     46,994      43,110*
   Communications Services.................     32,997      19,942
                                               -------     -------
Total......................................   $132,187    $114,562
                                               =======     =======
Operating Income by Business Segment:
   Aerospace Fasteners.....................   $    310    $  1,405*
   Industrial Products.....................      6,024       4,946*
   Communications Services.................      4,909       4,422
                                               -------     -------
Total......................................     11,243      10,773

   Corporate administrative expense........     (1,147)       (824)
   Other corporate income..................         76          30
                                               -------     -------
Operating income...........................     10,172       9,979

Net interest expense.......................     (9,131)     (8,440)
Investment income..........................       --           278
Equity in earnings of affiliates, net
  of minority interest.....................        132         210
                                               -------     -------
Earnings from continuing operations
 before income taxes.......................      1,173       2,027
Income tax provision.......................        779       1,720
                                               -------     -------
Earnings from continuing operations........   $    394    $    307
                                               =======     =======


* Restated for the transfer of the Gas Springs division from the Aerospace
Fasteners segment to the Industrial Products segment.

General
-------

     Overall sales increased by 15.4% in the first quarter of Fiscal 1996 compared to sales for the same period in Fiscal 1995, which reflected stronger sales performances from the Industrial Products and the Communications Services business segments.

    Operating income increased $.2 million in the first quarter of Fiscal 1996 compared to operating income for the same period in Fiscal 1995. Operating income was up in both the Industrial Products segment and the Communications Services segment in the current period, offsetting a decline in operating income from the Aerospace Fasteners segment. (See discussion below.)

Aerospace Fasteners
-------------------

     Sales in the Aerospace Fasteners segment increased slightly in the Fiscal 1996 first quarter, compared to the corresponding Fiscal 1995 quarter, reflecting the continual slow growth in this industry.

     Operating income in the Aerospace Fasteners segment decreased $1.1 million in the first quarter of Fiscal 1996 compared to the Fiscal 1995 period. The Fiscal 1995 quarter included income from business interruption insurance resulting from the January 1994 earthquake. This segment continues to be affected by soft demand, competitive pricing conditions and higher quality control costs resulting from customers' requirements. Management will continue to implement productivity improvements and reduce costs to bring the breakeven point in line with demand, particularly in its U.S. operations.

Industrial Products
-------------------

     Sales in the Industrial Products segment increased 9.0% in the first quarter of Fiscal 1996 compared to the Fiscal 1995 first quarter. $2.1 million of the net increase was at D-M-E Company ("D-M-E"), which provides tooling to the plastics industry, reflecting customer response to D-M-E fast delivery programs, new products, and the continued growth of the domestic economy. Domestic demand for tooling for plastics has been strong while foreign demand has shown signs of improvement as a result of the strengthening European economy. Expansion into selected new foreign markets is being pursued and appears to have potential. Also included in the Industrial Products segment were sales from Fairchild Data Corporation, which improved $1.3 million in the Fiscal 1996 first quarter compared to the prior year quarter.

     Operating income in the Industrial Products segment increased 21.8% in the first quarter of Fiscal 1996, compared to the same period in Fiscal 1995. Operating income increased $0.3 million at D-M-E and $0.7 million at Fairchild Data Corporation, which reported positive earnings in the first quarter of Fiscal 1996 compared to a loss in Fiscal 1995. The improved results at D-M-E resulted from a higher sales volume and improved operating margins. In recent years D-M-E has implemented several cost savings steps, including overhead reduction and improved inventory management programs, which have contributed to the higher operating margins. In addition, D-M-E has continued to implement improved manufacturing methods that have reduced cycle time and costs.

Communications Services
-----------------------

     Sales in the Communications Services segment increased 65.5% in the first quarter of Fiscal 1996 compared with the same period in Fiscal 1995, primarily due to the inclusion of sales from the JWP Telecom, Inc. ("JWP") acquisition made during the Fiscal 1995 second quarter, as well as sales to new customers, the addition of telecommunications franchises in new office buildings, and growth at existing sites.

     Operating income in the Communications Services segment increased 11.0% in the first quarter of Fiscal 1996, compared to the same period in Fiscal 1995 primarily due to increased sales resulting from the reasons given above and related economies of scale. Operating income as a percent of sales was 14.9% in the Fiscal 1996 first quarter compared to 22.2% in the Fiscal 1995 first quarter. This lower return on sales was anticipated as a result of the JWP acquisition, which has lower gross margins due to the nature of the business.

Other Expenses/Income
---------------------

     Corporate administrative expense increased 39.2% in the Fiscal 1996 first quarter compared to the same period in Fiscal 1995. This increase in Fiscal 1996 was primarily the result of a greater percentage of staff time being spent on the Company's operations, therefore, less time was billed to the parent companies, RHI and TFC. Also, costs were allocated from TFC to the Company which was not done in the prior year quarter. Management believes that the corporate administrative expense of the Company would be higher if it operated as a separate independent entity.

     Other corporate income increased slightly in the Fiscal 1996 first quarter, primarily due to lower carrying costs incurred on real estate held for sale during the quarter.

     Net interest expense - In the first quarter ended October 1, 1995, net interest expense increased $.7 million, compared to the prior year period, primarily due to higher bank borrowings during the Fiscal 1996 first quarter compared to the prior year quarter.

     Investment income of $.3 million was recorded in the first quarter of Fiscal 1995, resulting primarily from dividends realized on participating annuity contracts.

     Income taxes - In the first quarter of Fiscal 1996, the Company recorded a tax provision of $.8 million. The effective tax rate of 66.4% was higher than the statutory rate largely due to the amortization of goodwill, which is not deductible for tax purposes.

     Net earnings increased slightly in the first quarter of Fiscal 1996, compared to the first quarter of Fiscal 1995, primarily due to increased operating income and lower taxes partially offset by higher net interest expense, lower investment income and lower equity earnings in the first quarter of Fiscal 1996.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at October 1, 1995, was $54.8 million, which was $2.5 million lower than at June 30, 1995. This decrease was primarily attributed to a $5.6 million reduction in prepaid expenses and other current assets, reflecting current taxes being reclassified to noncurrent, a $11.4 million increase in intercompany debt and current bank debt, resulting from long term bank debt becoming current. This decrease was partially offset by an increase in cash of $4.2 million, a $3.6 million increase in receivables and inventory, primarily the result of slower customer payments and higher sales, and a decrease in accounts payable and other accrued liabilities of $6.6 million.

     The Company's principal sources of liquidity are cash generated from operations and borrowings under its credit agreement. The Company also expects to generate cash from the sale of certain assets. Net assets held for sale at October 1, 1995 had a book value of $35.5 million and included two parcels of real estate in California, and an 88 acre parcel of real estate located in Farmingdale, New York, which the Company plans to sell, lease or develop, subject to the resolution of certain environmental matters and market conditions and a limited partnership interest in a real estate development joint venture in California.

     The Company's principal cash requirements include debt service, capital expenditures, acquisitions, payment of other liabilities, and payment of dividends on preferred stock.

     The level of the Company's capital expenditures varies from year to year, depending upon the timing of capital spending for new production equipment, periodic plant and facility expansion, acquisition of building telecommunications assets, as well as cost reduction and labor efficiency programs. For the three month period ended October 1, 1995, capital expenditures, including the cost of acquisitions, were $3.5 million. The Company anticipates that total capital expenditures, including the cost of acquisitions for the fiscal year ending June 30, 1996, will be approximately $17.4 million.

     Other liabilities that require the use of cash include post-employment benefits for retirees, environmental investigation and remediation obligations, and litigation settlements and related costs.

     The Company expects that cash on hand, cash generated from operations, borrowings, and asset sales will be adequate to satisfy cash requirements.
If such sources are not adequate, the Company believes that additional capital resources would be available from RHI, via either new equity contributions or the assumption of certain of the Company's obligations. However, there can be no assurance that RHI would make these additional capital resources available to the Company. During the three months ended October 1, 1995, RHI made equity contributions to the Company totaling $2.5 million. Management intends to take appropriate action to refinance portions of its debt, if necessary, to meet cash requirements.

     The Company's Credit Agreement, as amended, requires the Company to comply with certain financial covenants, including achieving cumulative earnings before interest, taxes, depreciation and amortization, ("EBITDA Covenant"), and maintaining certain coverage ratios. The Company was in compliance with the Credit Agreement, as amended, as of October 1, 1995. To comply with the minimum EBITDA Covenant requirements, the Company's subsidiary, VSI, must earn for the cumulative total of the trailing four
quarters, EBITDA as follows:   $65.0 million for the second quarter of Fiscal
1996, $70.0 million for the third quarter of Fiscal 1996, $80.0 million for the fourth quarter of Fiscal 1996, and $84.6 million for the first quarter of Fiscal 1997. VSI's ability to meet the minimum requirements under the EBITDA Covenant in Fiscal 1996 is uncertain, and there can be no assurance that the Company will be able in the future to comply with the minimum requirements under the EBITDA Covenant and other financial covenants under the Credit Agreement. Noncompliance with any of the financial covenants, without cure, or waiver would constitute an event of default under the Credit Agreement.
An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line. However, if necessary, management believes a waiver can be obtained.

     Any available cash may be paid as dividends to RHI if the purpose of such dividends is to provide TFC with funds necessary to meet its debt service requirements under specified notes and debentures. All other dividends to RHI are subject to certain limitations under the Credit Agreement. As of October 1, 1995, the Company was unable to provide dividends to RHI. The Credit Agreement also restricts additional borrowings under the Credit Facilities for the payment of any dividends.

IMPACT OF FUTURE ACCOUNTING CHANGES

Accounting For The Impairment Of Long-Lived Assets
--------------------------------------------------
And For Long-Lived Assets To Be Disposed Of
-------------------------------------------

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 is required to be implemented by the Company on, or before, July 1, 1996. The Company's present policy is identical to the policy prescribed by SFAS 121, therefore there will be no effect from implementation.

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



Date:  November 14, 1995