Form 10-Q
period 1995-12-31
FAIRCHILD INDUSTRIES INC /DE/
filed 1996-02-13
CIK 34257

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                   FORM 10-Q
                             --------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1995

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

                                                       Yes  X  No
                                                          ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                           Outstanding at
Class                                    December 31, 1995
-----                                    -----------------
Common Stock, $100.00 par value                 1,400

          FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES*

                                    INDEX

PART I.     FINANCIAL INFORMATION                                      Page

            Item 1.    Financial Statements

                       Condensed Consolidated Balance Sheets
                       as of December 31, 1995 (Unaudited) and
                       June 30, 1995                                     3

                       Consolidated Statements of Earnings
                       for the Three and Six Months Ended
                       December 31, 1995 and January 1, 1995
                       (Unaudited)                                       5

                       Condensed Consolidated Statements of
                       Cash Flows for the Six Months Ended
                       December 31, 1995 and January 1, 1995
                       (Unaudited)                                       6

                       Notes to Condensed Consolidated Financial
                       Statements (Unaudited)                            7


            Item 2.    Management's Discussion and Analysis
                       of Results of Operations and Financial
                       Condition                                        13


PART II.    OTHER INFORMATION

            Item 1.    Legal Proceedings                                20


            Item 6.    Exhibits and Reports on Form 8-K                 20


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

                       PART 1.  FINANCIAL INFORMATION
                       ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands)
                                             December 31,      June 30,
ASSETS                                           1995            1995
------                                       ------------    ------------
                                              (Unaudited)         (*)
Current Assets:
Cash and cash equivalents....................  $  6,329        $  2,412
Accounts receivable-trade, less allowances
  of $2,322 and $2,839.......................    60,425          56,766
Inventories:
   Finished goods............................    41,170          35,975
   Work-in-process...........................    13,130          12,222
   Raw materials.............................    13,667          13,963
                                                -------         -------
                                                 67,967          62,160

Prepaid expenses and other current assets....     8,136          13,874
Net current assets of discontinued
   operations................................    34,609          34,626
                                                -------         -------
Total Current Assets.........................   177,466         169,838

Property, plant and equipment, net of
  accumulated depreciation of $93,372 and
  $84,331....................................   116,427         120,205

Net assets held for sale.....................    35,697          34,811
Net noncurrent assets of discontinued
   operations................................    85,577          88,209
Cost in excess of net assets acquired,
  (Goodwill) less accumulated amortization of
  $27,179 and $25,047........................   138,456         140,322
Prepaid pension assets.......................    13,615          15,336
Other assets.................................    15,524          15,479
                                                -------         -------
Total Assets.................................  $582,762        $584,200
                                                =======         =======

*Condensed and restated for discontinued operations (see Note 3) from audited financial statements.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands)
                                            December 31,       June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY            1995             1995
------------------------------------        ------------     ------------
                                             (Unaudited)         (*)
Current Liabilities:
Bank notes payable and current
  maturities of long-term debt...........     $ 74,598         $ 15,352
Accounts payable.........................       26,444           29,323
Due to affiliated companies..............       23,405           13,759
Other accrued liabilities................       50,962           54,062
                                               -------          -------
Total Current Liabilities................      175,409          112,496

Long-term debt, less current maturities..      188,427          249,306
Other long-term liabilities..............       12,241           12,763
Retiree health care liabilities..........       42,310           42,803
Noncurrent income taxes..................       17,884           18,049
                                               -------          -------
Total Liabilities........................      436,271          435,417

Redeemable Preferred Stock: $3.60
  Cumulative Series A Convertible
  Preferred Stock, without par value,
  370,901 and 424,701 shares authorized,
  issued and outstanding at redemption
  value of $45.00 per share..............       16,691           19,112

Stockholders' Equity:
Series B Preferred Stock, without par
  value, 3,000 shares authorized, 2,302
  and 2,278 issued and outstanding;
  liquidation value of $100,000 per share      230,200          227,800

Series C Cumulative Preferred Stock,
  without par value, 558,360 shares
  authorized, issued and outstanding;
  liquidation value of $45.00 per share..       24,015           24,015

Common stock, par value of $100.00 per
  share, 1,400 shares authorized,
  issued, and outstanding................          140              140
Paid-in capital..........................        2,925            2,523
Accumulated deficit......................     (130,124)        (128,116)
Cumulative translation adjustment........        2,644            3,309
                                               -------          -------
Total Stockholders' Equity...............      129,800          129,671
                                               -------          -------
Total Liabilities and Stockholders'
  Equity.................................     $582,762         $584,200
                                               =======          =======
*Condensed and restated for discontinued operations (see Note 3) from audited financial statements.


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                               (In thousands)
                                            Three Months Ended           Six Months Ended
                                       December 31,    January 1,    December 31,   January 1,
                                          1995           1995           1995          1995
                                       ------------   ------------   ------------  ------------
                                                          (*)                          (*)
Revenue:
   Net sales of products.............    $ 62,241      $ 55,433        $121,454      $107,124
   Revenues from services............      26,636        20,408          53,743        40,791
   Other income, net.................          44           987             350         1,639
                                          -------       -------         -------       -------
                                           88,921        76,828         175,547       149,554
Costs and Expenses:
   Cost of goods sold................      50,664        48,857          98,871        89,947
   Cost of services..................      19,239        14,765          39,177        29,723
   Selling, general & administrative.      12,977        11,905          26,364        22,433
   Research and development..........          23           288              44           584
   Amortization of goodwill..........       1,070         1,065           2,132         2,120
   Restructuring.....................         285          --               285          --
                                          -------       -------         -------       -------
                                           84,258        76,880         166,873       144,807

Operating income (loss)..............       4,663           (52)          8,674         4,747

Interest expense.....................       8,744         8,466          17,889        16,933
Interest income......................        (131)          (50)           (172)          (72)
                                          -------       -------         -------       -------
Net interest expense.................       8,613         8,416          17,717        16,861

Investment income....................        --            --              --             278
Equity in earnings of affiliates.....        --             (73)           --            --
Minority interest....................           1            (1)             20           (34)
                                          -------       -------         -------       -------
Loss from continuing operations before
 taxes...............................      (3,949)       (8,542)         (9,023)      (11,870)

Income tax benefit...................         (28)       (3,443)         (1,626)       (4,081)
                                          -------       -------         -------       -------
Loss from continuing operations......      (3,921)       (5,099)         (7,397)       (7,789)
Earnings from discontinued operations,
  net................................       3,420         3,193           7,290         6,190
                                          -------       -------         -------       -------
Net loss.............................        (501)       (1,906)           (107)       (1,599)

Series A Preferred Dividends.........         332           382             714           764
Series C Preferred Dividends.........         594           594           1,187         1,187
                                          -------       -------         -------       -------
Net loss after Preferred Dividends...    $ (1,427)     $ (2,882)       $ (2,008)     $ (3,550)
                                          =======       =======         =======       =======

*Condensed and restated for discontinued operations.  (See Note 3).



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                              (In thousands)
                                                    Six Months Ended
                                              December 31,     January 1,
                                                  1995            1995
                                              ------------    ------------
                                                                   (*)
Cash flows provided by (used for)
  Operations:
    Net loss................................    $   (107)       $ (1,599)
    Depreciation and amortization...........      14,580          12,959
    Accretion of discount on long-term
      liabilities...........................       1,701           1,567
    Minority interest.......................         (20)             99
    Loss on sale of fixed assets............          95             169
    Changes in assets and liabilities.......     (12,426)         (7,468)
    Non-cash charges and working capital
      changes of discontinued operations....       3,524           6,998
                                                 -------         -------
    Net cash provided by operations.........       7,347          12,725

  Investments:
    Purchase of property, plant and equipment     (6,222)         (6,831)
    Acquisitions, net of cash acquired......        --           (11,550)
    Other changes, net......................        (904)           (263)
    Investing activities of discontinued
      operations............................        (875)         (1,233)
                                                 -------         -------
    Net cash used for investments...........      (8,001)        (19,877)

  Financing:
    Proceeds from issuance of debt..........      28,568           2,607
    Debt repayments, net....................     (21,975)        (14,458)
    Issuance of Series B preferred stock....       2,400          23,100
    Repurchase of Series A preferred stock..      (2,072)           --
    Payment of dividends....................      (1,951)         (1,951)
    Paid in capital contribution............          53            --
                                                 -------         -------
    Net cash provided by financing..........       5,023           9,298

Effect of exchange rate changes on cash.....        (452)            (18)
Net increase in cash........................       3,917           2,128
Cash and cash equivalents, beginning of
    period..................................       2,412           2,468
                                                 -------         -------
Cash and cash equivalents, end of period....    $  6,329        $  4,596
                                                 =======         =======



*Condensed and restated for discontinued operations.  (See Note 3).



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         FAIRCHILD INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Financial Statements

     The consolidated balance sheet as of December 31, 1995, and the consolidated statements of earnings and cash flows for the six months ended December 31, 1995 and January 1, 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 1, 1995, and for all periods presented, have been made. All financial information has been restated for discontinued operations. The balance sheet at June 30, 1995, was condensed and restated from audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1995, Form 10-K. The results of operations for the period ended December 31, 1995 are not necessarily indicative of the operating results for the full year. Certain amounts in prior years' quarterly financial statements have been reclassified to conform to the current presentation.

Note 2 - Merger Agreement

     On November 9, 1995, the Company, RHI Holdings, Inc. ("RHI", the Company's parent), and The Fairchild Corporation ("TFC", RHI's parent), entered into an Agreement and Plan of a Merger with Shared Technologies Inc. ("STI"), pursuant to which STI is to acquire the Company's Fairchild Communications Services Company ("FCSC") telecommunications systems and services business. The acquisition is to be effected by a merger of the Company into STI (the "Merger"), with STI being the surviving corporation. Prior to the Merger, the Company is to undergo a restructuring pursuant to which the Company will transfer all of its assets to, and cause all of its liabilities to be assumed by RHI, except for (i) the assets and liabilities of FCSC, (ii) the outstanding Series A and Series C Preferred Stock of the Company (having a liquidation value of $41,817,000 at December 31, 1995),
(iii) the $125,000,000 principal amount outstanding 12 1/4% Senior Notes due 1999 (the "Senior Notes") of the Company, and (iv) an amount of bank and other indebtedness of approximately $56,683,000 (the "Assumed Indebtedness"). Pursuant to the Merger, the Series A and Series C Preferred Stock of the Company will be cancelled and converted into the right to receive an amount of cash equal to their liquidation value ($45.00 per share plus accrued and unpaid dividends), and the Series B Preferred Stock of the Company, all of which is owned by RHI, will be cancelled. Prior to the Merger, the Company will make a cash tender offer to purchase all of the outstanding Senior Notes and seek to obtain such Noteholders' consent to amend the indenture under which the Senior Notes were issued to remove all covenants which can be amended or deleted by majority vote (see Note 5). The amount of the Assumed Indebtedness will be reduced, by (i) the extent the purchase price to be paid in such offering for the Senior Notes exceeds par, and (ii) the amount of accrued and unpaid dividends on the Series A and Series C Preferred Stock of the Company on the date of the Merger.

     Upon the Merger, STI, as the surviving corporation, is required to (i) purchase all Senior Notes tendered (and assume the Company's obligations with respect to any Senior Notes not so tendered), (ii) repay the Assumed Indebtedness in full, and (iii) deposit in escrow the funds necessary to redeem the Series A and Series C Preferred Stock. As a result of the Merger, RHI is to receive (i) 6,000,000 shares of Common Stock of STI (representing approximately 41% of the outstanding shares after giving effect to such issuance), (ii) shares of 6% Cumulative Convertible Preferred Stock of STI having an aggregate liquidation preference of $25,000,000 (subject to upward adjustment) and which are convertible into Common Stock of STI at a conversion price of $6.375 per share (which, if converted, would represent, together with the other Common Stock issued to RHI, approximately 41% of the Common Stock of STI on a fully diluted basis), and (iii) shares of a Special Preferred Stock having an initial liquidation preference of $20,000,000 (which could accrue up to a maximum of $30,000,000 over a ten-year period if not redeemed earlier). In connection with its stock ownership, TFC and RHI has the right to elect up to four of the eleven members of the Board of Directors of STI and have agreed, subject to certain exceptions, not to sell any of STI's shares, other than the Special Preferred Stock, for a two-year period.

     The closing of the Merger is subject to a number of conditions, including (i) the approval of the Merger by the shareholders of STI, and (ii) holders of at least 51% of the outstanding principal amount of the Senior Notes tendering their Senior Notes and consenting to the covenant changes described above. The Company and STI are scheduled to complete this transaction in Fiscal 1996. The Company expects a significant gain upon consummation of this transaction.

Note 3 - Discontinued Operations

     During the Fiscal 1996 second quarter, the Company resolved to sell the D-M-E Company ("DME"), a mold equipment manufacturer, and the Fairchild Data Corporation ("Data"), a satellite communications company. On January 26, 1996, the Company completed the sale of certain assets, liabilities and the business of DME to Cincinnati Milacron Inc. ("Cincinnati Milacron") for approximately $245,000,000 in cash and notes, subject to audit adjustment.
On January 27, 1996, the Company completed the sale of Data to SSE Telecom, Inc. ("SSE") for book value of approximately $5,250,000 and 100,000 shares of SSE's common stock valued at $9.0625 per share or $906,000 at January 26, 1996, and warrants to purchase an additional 50,000 shares of SSE's common stock at $11.09 per share. In addition, the Company has an opportunity to earn an additional 100,000 shares based on the future performance of SSE during the twelve months following the date of sale. The sale of DME will result in a significant gain to the Company in the third quarter ended March 31, 1996.

     Accordingly, DME and Data have been accounted for as discontinued operations and the prior periods' financial statements have been restated to reflect the discontinuance of these companies. The combined net sales of DME and Data totaled $45,475,000 and $44,080,000 for the second quarter of Fiscal 1996 and 1995, respectively, and $91,342,000 and $86,568,000 for the first six months of Fiscal 1996 and 1995, respectively. The combined net tax provision recorded on earnings from discontinued operations amounted to $2,673,000 and $2,471,000 for the second quarter of Fiscal 1996 and 1995, respectively, and $5,050,000 and $4,829,000 for the first six months of Fiscal 1996 and 1995, respectively. The components of net assets of discontinued operations on the consolidated balance sheet are as follows:

(In thousands)

                                       December 31,        June 30,
                                          1995               1995
                                       ------------        --------
Accounts receivable.................       $ 28,064        $ 28,161
Inventories.........................         26,732          26,645
Prepaid and other current assets....          1,098           1,365
Accounts payable....................         (9,176)         (9,801)
Other current liabilities...........        (12,109)        (11,744)
                                            -------         -------
Net current assets of discontinued
  operations........................       $ 34,609        $ 34,626
                                            =======         =======

Property plant and equipment, net
  of accumulated depreciation.......       $ 36,175        $ 37,986
Goodwill, net of accumulated
  amortization......................         54,846          55,664
Other assets........................          4,202           4,602
Retiree health care liabilities.....         (4,756)         (4,764)
Minority interest in subsidiaries..            (504)           (416)
Cumulative translation adjustment...         (4,386)         (4,863)
                                            -------         -------
Net noncurrent assets of
  discontinued operations...........       $ 85,577        $ 88,209
                                            =======         =======

Note 4 - Proposed Sale of Division

     During the second quarter ended December 31, 1995, the Company entered into preliminary discussions concerning the exchange of shares of common stock of a new subsidiary (Harco, Inc.), into which the Company would transfer substantially all assets of, and cause Harco, Inc. to assume all liabilities of the Company's Harco Division, for shares of common stock of to Banner Aerospace, Inc. ("Banner").

     RHI currently owns approximately 47% of Banner common shares, and if the exchange is consummated would become the majority shareholder of Banner. Harco is a distributor of precision fasteners to the aerospace industry.

Note 5 - Tender Offer

     On December 22, 1995, the Company commenced an offer (the "Tender Offer") to purchase for cash, upon terms and subject to conditions set forth in an Offer to Purchase and Consent Solicitations and related Letter of Transmittal (the "Offer to Purchase"), all $125,000,000 of its outstanding
12 1/4% Senior Secured Notes Due 1999 (the "Senior Notes"). The Tender Offer, as amended and restated, provides a purchase price per $1,000 principal amount of the Senior Notes of (i) $1,066.60 if the Tender Offer is consummated on or prior to February 28, 1996, or (ii) $1,063.90 if the Tender Offer is consummated between February 29, 1996 and March 31, 1996, or (iii) $1,057.50 if the Tender Offer is consummated after March 31, 1996, and in each case, accrued and unpaid interest up to, but not including, the payment date. Concurrently with the Tender Offer, the Company solicited (the "Tender Offer Consent Solicitation") consents of the holders of the Senior Notes to
(i) the adoption of the proposed amendments to the indenture pursuant to which the Senior Notes were issued (the "Indenture"), and (ii) the release of the collateral securing the Company's obligations under the Senior Notes and the Indenture, upon terms set forth in the Offer to Purchase.

     In addition, independent of the Tender Offer and the Tender Offer Consent Solicitation, the Company also solicited consents to the waiver of any and all violations of the Indenture arising out of or relating to (i) the transfer by VSI Corporation ("VSI"), a wholly-owned subsidiary of the Company, of the stock of Harco, Inc. to Banner (see Note 4), and (ii) the sale by VSI of DME to Cincinnati Milacron (see Note 3).

     The company will pay to holders of Senior Notes who validly tender Senior Notes pursuant to the Tender Offer and Consent Solicitations a consent fee of $25.00 per $1,000 principal amount of Senior Notes so tendered. The consent fee will be paid to holders of Senior Notes after, and subject to, the consummation of the Tender Offer. Additionally, the Company will pay an early consent fee of $5.00 per $1,000 principal amount to holders of Senior Notes who on or prior to January 19, 1996, validly tender their notes, irrespective of whether the Tender Offer is consummated. The Tender Offer and the Tender Offer Consent Solicitations expire February 29, 1996.

     The Company is to recognize an extraordinary loss, net of any related tax benefits, in the third quarter of Fiscal 1996, reflecting the contractual commitment to repurchase the Senior Notes at a premium and pay consent fees.

Note 6 - Acquisitions

     On November 28, 1994, FCSC completed the acquisition of substantially all of the telecommunications assets of JWP Telecom, Inc. ("JWP") for approximately $11,000,000, plus the assumption of approximately $3,000,000 of liabilities. The Company recorded $5,595,000 in goodwill as a result of this acquisition. JWP is a telecommunications system integrator, specializing in the distribution, installation and maintenance of voice and data communications equipment. In the first quarter of Fiscal 1995, Fairchild Communications acquired all the shared telecommunications assets of Eaton & Lauth Co., Inc. for approximately $550,000. Approximately $300,000 of the acquisition price was recorded as goodwill.

     Proforma financial statements are not required for these acquisitions on an individual basis.

Note 7 - Restructuring Charges

     During the second quarter ended December 31, 1995, the Company recorded $285,000 in restructuring charges relating to the closing of a small Aerospace Fasteners business located in Japan.

Note 8 - Redeemable Preferred Stock

     The Company's Series A Preferred Stock has a mandatory redemption value of $45.00 per share and an annual dividend requirement of $3.60 per share. During the six months ended December 31, 1995, the Company repurchased 55,700 shares of Series A Preferred Stock (52,400 shares were purchased from RHI Holdings, Inc., the Company's parent). There were 370,901 and 424,701 shares of Series A Preferred Stock authorized, issued and outstanding at December 31, 1995 and June 30, 1995, respectively.

Note 9 - Commitments and Contingencies

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

Environmental Matters
---------------------

     The Company and other aerospace fastener and industrial product manufacturers are subject to stringent Federal, state and local environmental laws and regulations concerning, among other things, the discharge of materials into the environment and the generation, handling, storage, transportation and disposal of waste and hazardous materials. To date, such laws and regulations have not had a material effect on the financial condition, results of operations, or net cash flows of the Company, although the Company has expended, and can be expected to expend in the future, significant amounts for investigation of environmental conditions and installation of environmental control facilities, remediation of environmental conditions and other similar matters, particularly in the Aerospace Fasteners segment.

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

     As of December 31, 1995, the consolidated total recorded liabilities of the Company for environmental matters referred to above totalled $7,580,000. As of December 31, 1995, the estimated probable exposures for these matters was $7,559,000. It is reasonably possible that the Company's total exposure for these matters could be approximately $14,757,000.

Other Matters
-------------

     The Company is involved in various other claims and lawsuits incidental to its business, some of which involve substantial amounts. The Company, either on its own or through its insurance carriers, is contesting these matters.

     In the opinion of management, the ultimate resolution of the legal proceedings, including those discussed above, will not have a material adverse effect on the financial condition, future results of operations, or net cash flows of the Company.

Note 10 - Subsequent Events

     As of January 31, 1996, holders of approximately 93.6% of the aggregate principal amount of Senior Notes have tendered their Senior Notes pursuant to the Tender Offer, and have consented pursuant to the terms of the Tender Offer Consent Solicitation. (See Note 5).

     In connection with the sale of DME and Data, (see Note 3), the Company negotiated an amendment to its bank credit agreement, effective January 22, 1996. Among other things, the amendment permits the sale of DME and Data and amends certain financial covenants accordingly.

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

RECENT DEVELOPMENTS

     During the Fiscal 1996 second quarter, the Company resolved to sell the D-M-E Company ("DME"), a mold equipment manufacturer, and the Fairchild Data Corporation ("Data"), a satellite communications company. On January 26, 1996, the Company completed the sale of certain assets, liabilities and the business of DME to Cincinnati Milacron Inc. ("Cincinnati Milacron") for approximately $245.0 million in cash and notes, subject to audit adjustment. On January 27, 1996, the Company completed the sale of Data to SSE Telecom, Inc. ("SSE") for book value of approximately $5.3 million and 100,000 shares of SSE's common stock valued at $9.0625 per share or $.9 million on January 26, 1996, and warrants to purchase an additional 50,000 shares of SSE's common stock at $11.09 per share. In addition, the Company has an opportunity to earn an additional 100,000 shares based on the future performance of SSE during the twelve months following the date of sale. The sale of DME will result in a significant gain to the Company in the third quarter ended March 31, 1996.

     DME and Data have been accounted for as discontinued operations and the prior periods' financial statements have been restated to reflect the discontinuance of these companies. The combined net sales of DME and Data totaled $45.5 million and $44.1 million for the second quarter of Fiscal 1996 and 1995, respectively, and $91.3 million and $86.6 million for the first six months of Fiscal 1996 and 1995, respectively.

     On November 9, 1995, the Company, RHI and TFC entered into an Agreement and Plan of a Merger with Shared Technologies Inc. ("STI"), pursuant to which STI is to acquire the Company's Fairchild Communications Services Company ("FCSC") telecommunications systems and services business. The acquisition is to be effected by a merger of the Company into STI (the "Merger"), with STI being the surviving corporation. Prior to the Merger, the Company is to undergo a restructuring pursuant to which the Company will transfer all of its assets to, and cause all of its liabilities to be assumed by RHI, except for (i) the assets and liabilities of FCSC, (ii) the outstanding Series A and Series C Preferred Stock of the Company (having a liquidation value of $41.8 million at December 31, 1995), (iii) the $125.0 million principal amount outstanding 12 1/4% Senior Notes due 1999 (the "Senior Notes") of the Company, and (iv) an amount of bank and other indebtedness of approximately $56.7 million (the "Assumed Indebtedness"). Pursuant to the Merger, the Series A and Series C Preferred Stock of the Company will be cancelled and converted into the right to receive an amount of cash equal to their liquidation value ($45.00 per share plus accrued and unpaid dividends).
Prior to the Merger, the Company will make a cash tender offer to purchase all of the outstanding Senior Notes and seek to obtain such noteholders' consent to amend the indenture under which the Senior Notes were issued to remove all covenants which can be amended or deleted by majority vote (see
Note 5). The amount of the Assumed Indebtedness will be reduced, by (i) the extent the purchase price to be paid in such offering for the Senior Notes exceeds par, and (ii) the amount of accrued and unpaid dividends on the Series A and Series C Preferred Stock of the Company on the date of the Merger.

     Upon the Merger, STI, as the surviving corporation, is required to (i) purchase all Senior Notes tendered (and assume the Company's obligations with respect to any Senior Notes not so tendered), (ii) repay the Assumed Indebtedness in full, and (iii) deposit in escrow the funds necessary to redeem the Series A and Series C Preferred Stock. As a result of the Merger, RHI is to receive (i) 6,000,000 shares of Common Stock of STI (representing approximately 41% of the outstanding shares after giving effect to such issuance), (ii) shares of 6% Cumulative Convertible Preferred Stock of STI having an aggregate liquidation preference of $25.0 million (subject to upward adjustment) and which are convertible into Common Stock of STI at a conversion price of $6.375 per share (which, if converted, would represent, together with the other Common Stock issued to RHI, approximately 41% of the Common Stock of STI on a fully diluted basis), and (iii) shares of a Special Preferred Stock having an initial liquidation preference of $20.0 million (which could accrue up to a maximum of $30.0 million over a ten-year period if not redeemed earlier).

     The closing of the Merger is subject to a number of conditions, including (i) the approval of the Merger by the shareholders of STI, and (ii) holders of at least 51% of the outstanding principal amount of the Senior Notes tendering their Senior Notes and consenting to the covenant changes described above. The Company and STI are scheduled to complete this transaction in Fiscal 1996. The Company expects a significant gain upon consummation of this transaction.

     During the second quarter ended December 31, 1995, the Company entered into preliminary discussions concerning the exchange of shares of common stock of a new subsidiary (Harco, Inc.), into which the Company would transfer substantially all assets of, and cause Harco, Inc. to assume all liabilities of the Company's Harco Division, for shares of common stock of to Banner Aerospace, Inc. ("Banner").

     RHI currently owns approximately 47% of Banner common shares, and if the exchange is consummated would become the majority shareholder of Banner. Harco is a distributor of precision fasteners to the aerospace industry.

RESULTS OF OPERATIONS

     The Company currently operates in three principal business segments:
Aerospace Fasteners, Industrial Products and Communications Services. Set forth below is a comparison of the results from continuing operations of the Company for the three and six month periods ended December 31, 1995 and January 1, 1995.

(In thousands)
                                               Three Months Ended           Six Months Ended
                                             December 31,  January 1,  December 31,    January 1,
                                                1995         1995         1995           1995
                                             ------------ -----------  ------------   -----------
Sales by Business Segment:
   Aerospace Fasteners.....................   $ 55,794    $ 52,328*    $107,990      $103,838*
   Industrial Products.....................      1,052         945*       2,179         1,567*
   Communications Services.................     32,031      22,568       65,028        42,510
                                               -------     -------      -------       -------
Total......................................   $ 88,877    $ 75,841     $175,197      $147,915
                                               =======     =======      =======       =======
Operating Income (Loss) by Business Segment:
   Aerospace Fasteners.....................   $  1,382    $ (2,160)*   $  1,692      $   (755)*
   Industrial Products.....................       (114)     (1,160)*       (251)       (1,394)*
   Communications Services.................      4,862       3,829        9,771         8,251
                                               -------     -------      -------       -------
Total......................................      6,130         509       11,212         6,102

   Corporate administrative expense........     (1,239)       (985)      (2,386)       (1,809)
   Other corporate income..................       (228)        424         (152)          454
                                               -------     -------      -------       -------
Operating income (loss)....................      4,663         (52)       8,674         4,747

Net interest expense.......................     (8,613)     (8,416)     (17,717)      (16,861)
Investment income..........................       --          --                          278
Equity in earnings of affiliates, net
  of minority interest.....................          1         (74)          20           (34)
                                               -------     -------      -------       -------
Loss from continuing operations before
  income taxes.............................     (3,949)     (8,542)      (9,023)      (11,870)
Income tax benefit.........................        (28)     (3,443)      (1,626)       (4,081)
                                               -------     -------      -------       -------
Loss from continuing operations............   $ (3,921)   $ (5,099)    $ (7,397)     $ (7,789)
                                               =======     =======      =======       =======


* The Aerospace Fasteners and the Industrial Products segments were restated for the transfer of the Gas Springs division from the Aerospace Fasteners segment to the Industrial Products segment. The Industrial Products segment was also restated for the sale of DME and Data, which are being reported as discontinued operations.

General
-------

     Overall sales from continuing operations increased by 17.2% in the second quarter and 18.4% for the Fiscal 1996 six month period, compared to sales for the same periods in Fiscal 1995, which reflected stronger sales performances from all three business segments.

    Operating income from continuing operations increased $4.7 million in the second quarter and $3.9 millon for the Fiscal 1996 six month period, compared to operating income for the same periods in Fiscal 1995. Net operating income performance improved in all three business segments in both of the Fiscal 1996 periods. (See discussion below.)

Aerospace Fasteners
-------------------

     Sales in the Aerospace Fasteners segment increased $3.5 million or 6.6% in the second quarter and $4.2 million or 4.0% in the Fiscal 1996 six month period, compared to the corresponding Fiscal 1995 periods, reflecting moderate growth in this industry. New orders have been strong in recent months.

     Operating income in the Aerospace Fasteners segment increased $3.5 million in the second quarter and $2.4 million in the Fiscal 1996 six month period, compared to the Fiscal 1995 periods. The Fiscal 1995 periods included income from business interruption insurance resulting from the loss sustained in the January 1994 earthquake. This segment continues to be affected by soft demand, competitive pricing conditions and higher quality control costs resulting from customers' requirements. Management will continue to implement productivity improvements and reduce costs to bring the breakeven point in line with demand, particularly in its U.S. operations. A $.3 million restructuring charge was recorded in the Fiscal 1996 quarter for the close down of a small subsidiary located in Japan.

Industrial Products
-------------------

     With the sale of DME and Data, the Gas Spring Division, a start up operation in the U.K.) is the only operation being reported in the Industrial Products segment, at the Company's level. The Fairchild Technologies businesses are included in the Industrial Products segment at TFC and RHI levels.

     Sales in the Industrial Products segment increased 11.3% in the second quarter and 39.1% in the Fiscal 1996 first six months, compared to the same period in Fiscal 1995.

     Operating losses in the Industrial Products segment decreased $1.0 million in the second quarter and $1.1 million in the Fiscal 1996 first six months, compared to the same periods in Fiscal 1995.

Communications Services
-----------------------

     Sales in the Communications Services segment increased 41.9% in the second quarter and 53.0% in the Fiscal 1996 first six month period, compared with the same periods in Fiscal 1995. The increase is primarily due to the inclusion of $12.2 million of sales in the second quarter and $25.3 million in the first six months of Fiscal 1996 from the JWP Telecom, Inc. ("JWP") acquisition made during the Fiscal 1995 second quarter, as well as sales to new customers, the addition of telecommunications franchises in new office buildings, and growth at existing sites.
     Operating income in the Communications Services segment increased 27.0% in the second quarter and 18.4% during the six months period of Fiscal 1996, compared to the same period in Fiscal 1995, primarily due to increased sales resulting from the reasons given above and related economies of scale. Operating income as a percent of sales was 15.0% in the Fiscal 1996 first six months compared to 19.4% in the Fiscal 1995 first six months. This lower return on sales was anticipated as a result of the JWP acquisition, which has lower, gross margins due to the nature of the business.

Other Expenses/Income
---------------------

     Corporate administrative expense increased $.3 million in the second quarter and $.6 million in the six month period of Fiscal 1996, compared to the same periods in Fiscal 1995. This increase in Fiscal 1996 was primarily the result of a greater percentage of staff time being spent to negotiate and complete the sales of operations (DME and Data), the proposed sale of Harco, and the proposed merger of the Company into STI, therefore, less time was billed to the parent companies, RHI and TFC. Also, costs were allocated from TFC to the Company which was not done in the prior year periods. Management believes that the corporate administrative expense of the Company would be higher if it operated as a separate independent entity.

     Other corporate income decreased $.7 million in the second quarter and $.6 million for the six month period ended December 31, 1995, primarily due to additional carrying costs incurred on net assets held for sale.

     Net interest expense - In the second quarter and six months ended December 31, 1995, net interest expense increased 2.3% and 5.1%, respectively, compared to the prior year period, primarily due to higher bank borrowings during the Fiscal 1996 first six months compared to the prior year periods.

     Investment income of $.3 million was recorded in the first six months of Fiscal 1995, resulting primarily from dividends realized on participating annuity contracts.

     Income taxes - In the first six months of Fiscal 1996, the Company recorded a tax benefit of $1.6 million on losses from operations of $9.0 million. The effective tax rate was lower than the statutory rate, largely due to the amortization of goodwill, which is not deductible for tax purposes.

     Earnings from discontinued operations, net-includes the earnings, net of tax, from DME and Data for all periods presented.

     Net losses decreased $1.8 million in the first six months of Fiscal 1996, compared to the first six months of Fiscal 1995, primarily due to increased operating income, partially offset by higher net interest expense and lower tax benefits on reduced losses from continuing operations in the first six months of Fiscal 1996.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at December 31, 1995, was $2.1 million, which was $55.3 million lower than at June 30, 1995. This decrease was primarily attributed to a $68.9 million increase in intercompany debt and current bank debt, primarily resulting from long term bank debt, including revolver bank borrowings, becoming current. This decrease was partially offset by an increase in cash of $3.9 million, and a $9.5 million increase in receivables and inventory. An increase of $3.7 million in accounts receivable is partially due to an increase in Communications Services sales to local and state governments, which have extended terms.

     The Company's principal sources of liquidity are cash generated from operations and borrowings under its credit agreement. The Company also expects to generate significant amounts of cash from the sale of discontinued operations and certain assets. Net assets held for sale at December 31, 1995 had a book value of $35.7 million and included two parcels of real estate in California, and an 88 acre parcel of real estate located in Farmingdale, New York, which the Company plans to sell, lease or develop, subject to the resolution of certain environmental matters and market conditions, and a limited partnership interest in a real estate development joint venture in California.

     The Company's principal cash requirements include debt service, capital expenditures, acquisitions, payment of other liabilities, and payment of dividends on preferred stock.

     The level of the Company's capital expenditures varies from year to year, depending upon the timing of capital spending for new production equipment, periodic plant and facility expansion, acquisition of building telecommunications assets, as well as cost reduction and labor efficiency programs. For the six month period ended December 31, 1995, capital expenditures, including the cost of acquisitions, were $6.2 million for continuing operations and $1.0 million for discontinued operations. The Company anticipates that for the fiscal year ending June 30, 1996, total capital expenditures, including the cost of acquisitions, will be approximately $15.0 million.

     Other liabilities that require the use of cash include post-employment benefits for retirees, environmental investigation and remediation obligations, and litigation settlements and related costs.

     The Company expects that cash on hand, cash generated from operations, borrowings, and asset sales will be adequate to satisfy cash requirements.
If such sources are not adequate, the Company believes that additional capital resources would be available from RHI, via either new equity contributions or the assumption of certain of the Company's obligations. However, there can be no assurance that RHI would make additional capital resources available to the Company. During the six months ended December 31, 1995, RHI made equity contributions to the Company totaling $2.5 million. Management intends to take appropriate action to refinance portions of its debt, if necessary, to meet cash requirements.

     The Company's Credit Agreement, as amended, requires the Company to comply with certain financial covenants, including achieving cumulative earnings before interest, taxes, depreciation and amortization, ("EBITDA Covenant"), and maintaining certain coverage ratios. As of December 31, 1995, the Company was in compliance with the Credit Agreement, as amended.
To comply with the minimum EBITDA Covenant requirements, the Company's subsidiary, VSI, must earn for the cumulative total of the trailing four
quarters, EBITDA as follows:   $58.5 million for the third quarter of Fiscal
1996, $62.6 million for the fourth quarter of Fiscal 1996, $84.6 million for the first quarter of Fiscal 1997, and $86.4 million for the second quarter of Fiscal 1997. VSI's ability to meet the minimum requirements under the EBITDA Covenant in Fiscal 1996 is uncertain, and there can be no assurance that the Company will be able in the future to comply with the minimum requirements under the EBITDA Covenant and other financial covenants under the Credit Agreement, as amended. Noncompliance with any of the financial covenants, without cure, or waiver would constitute an event of default under the Credit Agreement, as amended. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line. However, if necessary, management believes a waiver can be obtained. EBITDA is not a substitute for GAAP income from operations or GAAP net cash flows from operating activities, and is not prepared in accordance with generally accepted accounting principles, even though it is used in a specific covenant of the Credit Agreement.

     Any available cash may be paid as dividends to RHI if the purpose of such dividends is to provide TFC with funds necessary to meet its debt service requirements under specified notes and debentures. All other dividends to RHI are subject to certain limitations under the Credit Agreement. As of December 31, 1995, the Company was unable to provide dividends to RHI. The Credit Agreement also restricts additional borrowings under the Credit Facilities for the payment of any dividends.

IMPACT OF FUTURE ACCOUNTING CHANGES

Accounting For The Impairment Of Long-Lived Assets
--------------------------------------------------
And For Long-Lived Assets To Be Disposed Of
-------------------------------------------

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 is required to be implemented by the Company on, or before, July 1, 1996. The Company's present policy is identical to the policy prescribed by SFAS 121; therefore there will be no effect from implementation.

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Note 9 of Notes to Consolidated Financial Statements (Unaudited).

Item 6.  Exhibits and Reports on Form 8-K

     On November 14, 1995, the Company filed a Form 8-K to report on Item 1 and Item 2. The Company reported that on November 9, 1995, it had entered into an Agreement and Plan of Merger with Shared Technologies Inc. ("STI") pursuant to which STI will acquire the telecommunications systems and services business operated by Fairchild Communications Services Company. Additionally, the Company reported that, on November 13, 1995, it had entered into a letter setting forth the basic terms and conditions of a transaction with Cincinnati Milacron Inc. ("CM"), pursuant to which CM will acquire the Company's DME business for $260 million, subject to adjustment based on the closing date value of DME's net tangible assets. The Company filed the following exhibits in conjunction with the Form 8-K:

Exhibits
--------

10 (b)(g)  Agreement and Plan of Merger dated as of November 9, 1995 by and among the Company and STI.

10 (b)(h)  Letter Agreement dated November 13, 1995 between the Company and CM.

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



Date:  February 13, 1996